Form 10-Q
period 1995-03-31
SECURITY CHICAGO CORP
filed 1995-05-09
CIK 723926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM  10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:    MARCH 31, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to
                               -----------    --------------

     Commission file number 0-11401

                             SECURITY CHICAGO CORP.
- -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

             DELAWARE                              36-3236203
- ------------------------------------               ------------------
   (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)

  196 E. PEARSON, CHICAGO, ILLINOIS                      60611
- ------------------------------------               ------------------
(Address of Principal Executive Offices)               (Zip Code)

                                  312/280-0360
- ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X   NO
                                   ----     ----

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

          Class                        Outstanding at May 1, 1995
- -----------------------------          ------------------------------
Common Stock, par value $5.00          209,654 shares (excluding
                                        30,346 shares held as treasury
                                        shares)

                             SECURITY CHICAGO CORP.
                                 AND SUBSIDIARY

                                      INDEX


Part I. Financial Information

Item 1. Financial Statements

  Consolidated Balance Sheets as of March 31, 1995 (unaudited)
     and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . .    3

  Consolidated Statements of Income (unaudited) for the three
     month periods ended March 31, 1995 and 1994 . . . . . . . . . . . . .    4

  Consolidated Statements of Cash Flows (unaudited) for the three
     month periods ended March 31, 1995 and 1994 . . . . . . . . . . . . .    5

  Consolidated Statements of Changes in Stockholders' Equity
     (unaudited) for the three month periods ended March 31, 1995
     and 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

  Notes to the Consolidated Financial Statements (unaudited)
     as of March 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . .    7

  Item 2. Management's Discussion and Analysis of the Financial
     Condition and Results of Operation. . . . . . . . . . . . . . . . . .    8

Part II

  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                      (000)

                                                                         March 31       December 31
                                                                           1995            1994
                                                                     ---------------- ---------------
                                                                       (unaudited)
ASSETS

Cash and due from banks                                                        $5,377         $4,106
Federal funds sold                                                              3,515          7,150
                                                                     ---------------- ---------------
     Total cash and cash equivalents                                            8,892         11,256


Securities available-for-sale                                                   5,621          5,513
Securities held-to-maturity (Market value: 1995-$21,639; 1994-$21,380)         21,917         22,075

Loans, net of unearned discount and deferred loan fees                         29,476         29,296
Allowance for loan losses                                                       (350)          (350)
                                                                     ---------------- ---------------
                                                                               29,126         28,946

Leasehold improvements and equipment, net                                         193            211
Accrued interest and other assets                                                 558            429
                                                                     ---------------- ---------------
                                                                              $66,307        $68,430
                                                                     ---------------- ---------------
                                                                     ---------------- ---------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Noninterest-bearing                                                      $11,815        $14,445
     Interest-bearing                                                          44,522         43,984
                                                                     ---------------- ---------------
        Total deposits                                                         56,337         58,429

Demand note payable                                                               880            880
Accrued interest and other liabilities                                          1,134          1,127
                                                                     ---------------- ---------------
        Total liabilities                                                      58,351         60,436

Stockholders' equity:
     Common stock, par value $5; 1,000,000 share authorized;
        240,000 shares issued                                                   1,200          1,200
     Surplus                                                                    1,200          1,200
     Retained earnings                                                          6,465          6,328
     Net unrealized holding gain (loss) on securities available-for-sale        (258)          (329)
     Treasury stock, at cost (1995-30,346 shares; 1994-23,603 shares)           (651)          (405)
                                                                     ---------------- ---------------
        Total stockholders' equity                                              7,956          7,994
                                                                     ---------------- ---------------
                                                                              $66,307        $68,430
                                                                     ---------------- ---------------
                                                                     ---------------- ---------------





                             See accompanying notes.

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                        Consolidated Statements of Income
                                      (000)

                                                                               (unaudited)
                                                                        Three months ended March 31,
                                                                            1995           1994
                                                                       --------------  -------------
INTEREST AND DIVIDEND INCOME
Loans, including fee income                                                      $633           $593
Securities:
     Taxable                                                                      274            247
     Tax-exempt                                                                    22             36

Federal funds sold                                                                 46             55
Dividends                                                                          29              -
                                                                       --------------  -------------
                                                                                1,004            931

INTEREST EXPENSE
Deposits                                                                          355            352
Notes payable                                                                      19             10
                                                                       --------------  -------------
                                                                                  374            362

NET INTEREST INCOME                                                               630            569
Provision for loan losses                                                           -              2
                                                                       --------------  -------------

                                                                                  630            567

OTHER INCOME
Service fees                                                                      182            137
Equity income in unconsolidated non-affiliate                                       -             51
Other income                                                                       42             61
                                                                       --------------  -------------
                                                                                  224            249

OTHER EXPENSES
Salaries and employee benefits                                                    291            317
Occupancy and equipment expense                                                   150            141
Professional fees                                                                  47             74
Computer service fees                                                              55             49
Other operating expenses                                                          121            123
                                                                       --------------  -------------
                                                                                  664            704
                                                                       --------------  -------------
Income before taxes                                                               190            112

Applicable income taxes                                                            53             27
                                                                       --------------  -------------

NET INCOME                                                                       $137            $85
                                                                       --------------  -------------
                                                                       --------------  -------------

Earnings per share of common stock based on daily
weighted average shares outstanding (1995-210,005;
1994-216,397)                                                                   $0.65          $0.39
                                                                       --------------  -------------
                                                                       --------------  -------------

                             See accompanying notes.

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flow
                                   $ in 000's

                                                                               (unaudited)
                                                                        Three months ended March 31,
                                                                            1995           1994
                                                                       --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income                                                                  $137            $85
     Adjustments to reconcile net income to net cash provided by operating activities
        Provision for depreciation and amortization                                24             24
        Provision for loan losses                                                   -              2
        Net amortization of investment security premiums/discounts                 13             10
        Undistributed equity income in unconsolidated non-affiliate                 -            (52)
        Increase (decrease) in deferred loan fees                                 (14)            18
        (Increase) decrease in accrued interest receivable and other
        assets                                                                   (129)           (93)
        Increase (decrease) in accrued interest payable and other
        liabilities                                                                78             (7)
                                                                       --------------  -------------
Net cash provided by (used in) operating activities                               109            (13)

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from maturity of securities available-for-sale                        -          4,000
     Proceeds from maturity of securities held-to-maturity                        145            683
     Purchases of securities held-to-maturity                                       -         (4,197)
     Net (increase) decrease in loans                                            (166)         1,813
     Purchases of equipment, net                                                   (6)             -
                                                                       --------------  -------------
Net cash provided by (used in) investing activities                               (27)         2,299

CASH FLOWS FROM FINANCING ACTIVITIES

     Net increase (decrease) in deposits                                       (2,092)        (1,756)
     Cash dividends paid                                                         (108)           (87)
     Purchase of treasury stock                                                  (246)             -
                                                                       --------------  -------------
Net cash provided by (used in) financing activities                            (2,446)        (1,843)

Net increase (decrease) in cash & cash equivalents                             (2,364)           443
Cash and cash equivalents at beginning of period                               11,256         14,113
                                                                       --------------  -------------
Cash and cash equivalents at end of period                                     $8,892        $14,556
                                                                       --------------  -------------
                                                                       --------------  -------------


Supplemental disclosure of cash flow information

Cash paid during period for:
     Interest on deposits and other borrowings                                   $377           $372
                                                                       --------------  -------------
                                                                       --------------  -------------

     Income taxes                                                                   -            $65
                                                                       --------------  -------------
                                                                       --------------  -------------


                             See accompanying notes.

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                        Consolidated Statement of Changes
                 in Stockholders' Equity for Three Months Ended
                             March 31, 1995 and 1994
                                    Unaudited
                                      (000)

                                                                                           Unrealized
                                                                                              Holding
                                                                                           Gain(Loss)
                                                                                        on Securities
                                                 Common                      Retained      Available-      Treasury          Total
                                                  Stock        Surplus       Earnings        for-sale         Stock         Equity

BALANCE, DECEMBER 31, 1994                       $1,200         $1,200         $6,328          ($329)         ($405)        $7,994

Net income for three months
  ended March 31, 1995                                                            137                                          137

Purchase of 6,743 Treasury shares                                                                              (246)          (246)

Change in unrealized holding gain (loss)
  on securities available-for-sale                                                                71                            71


                                                 ---------------------------------------------------------------------------------
BALANCE, MARCH 31, 1995                          $1,200         $1,200         $6,465          ($258)         ($651)        $7,956
                                                 ---------------------------------------------------------------------------------
                                                 ---------------------------------------------------------------------------------


BALANCE, DECEMBER 31, 1993                       $1,200         $1,200         $5,083            $29          ($405)        $7,107

Net income for three months
  ended March 31, 1994                                                             85                                           85

Cash dividends paid (at $0.40 per share)                                          (87)                                         (87)

Change in unrealized holding gain (loss)
  on securities available-for-sale                                                               (32)                          (32)

                                                 ---------------------------------------------------------------------------------
BALANCE, MARCH 31, 1994                          $1,200         $1,200         $5,081            ($3)         ($405)        $7,073
                                                 ---------------------------------------------------------------------------------
                                                 ---------------------------------------------------------------------------------


                             See accompanying notes.

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. Security Chicago Corp. (the "Corporation") is a one bank holding company which owns 100% of the voting stock of First Security Bank of Chicago (the "Bank") a state chartered commercial bank located in Chicago, Illinois. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normally re-occurring items) necessary to present fairly the Corporation's financial position as of March 31, 1995 and December 31, 1994 and the results of its operations, cash flows and changes in stockholders' equity for the three month periods ended March 31, 1995 and 1994.

The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

The financial statements and notes are presented as permitted by Form
10-Q and do not contain certain information included in the Corporation's annual financial statements and notes thereto.

NOTE 2. Prior to August 1, 1994, the Corporation owned an approximate 20% interest in First State Bancorp of Princeton, Illinois, Inc. ("Princeton"), a multibank holding company located in north-central Illinois. Effective August 1, 1994, Princeton merged with AMCORE Financial, Inc. ("AMCORE"), a multibank holding company in northern Illinois. Pursuant to the terms of the merger the Corporation exchanged its common stock interest in Princeton for 194,623 shares of AMCORE common stock.

The Corporation accounted for its ownership interest in Princeton using the equity method. Subsequent to the August 1, 1994 exchange of shares, the AMCORE common shares were classified as available-for-sale and are carried at fair value. At March 31, 1995, the carrying value of the AMCORE common stock was $3,629,000.

At March 31, 1994, total assets of Princeton aggregated $160 million. Princeton's net income for the three months ended March 31, 1994 was $258,000, of which the Corporation recorded its $51,000 equity interest therein in the consolidated statement of income as "Equity income in unconsolidated non-affiliate".

NOTE 3. The Bank has the following contractual amounts of financial instruments outstanding at March 31, 1995 (in 000's):

Commitments to originate loans     $3,303
Standby letters of credit          $  480

                             SECURITY CHICAGO CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Consolidated net income of the Corporation totaled $137,000 or $.65 per share and $85,000 or $.39 per share for the three month periods ended March 31, 1995 and 1994, respectively. The primary factors that led to the $52,000 or (61%) increase in 1995 income were improvements in deposit fee income coupled with favorable reductions in operating expense levels. While net interest income before provision for loan losses improved by $61,000 in 1995, this improvement was substantially offset by the decline in the Corporations' equity earnings in Princeton. These factors are discussed more fully below.

NET INTEREST INCOME:

Net interest income totaled $630,000 in 1995 compared to $569,000 in 1994 for the comparable period. Approximately one-half of the net increase of $61,000 is attributable to a shift in the components of earning assets resulting from the 1994 exchange of common shares (Princeton exchanged for AMCORE). More specifically, AMCORE dividends of $29,000 received in the 1995 quarter are reported as a component of net interest income, while in the 1994 quarter the Corporations' equity in the earnings of Princeton are reported as a component of other income. If the 1994 Princeton earnings are considered part of net interest income, then net interest income on a fully tax equivalent basis is essentially unchanged 1995 over 1994. The impact of changes in volumes and rates for earning assets and interest bearing liabilities is as follows for the quarters ended March 31, 1995 and 1994:

           Favorable (Unfavorable) Changes In Net Interest Income (1)
                                   (In 000's)
                     THREE MONTHS ENDED MARCH 1995 OVER 1994

                                   Volume     Rate          Total
                                   ------     ----          -----
Federal funds sold                 ($ 43)      $34          ($9)
Investments:
     Securities held-to-maturity      64        20           84
     Securities available-for-sale  ( 25)     ( 25)         (50)
     Princeton                      ( 52)        -          (52)
                                   ------     ----          ----
          Total Investments         ( 13)     (  5)         (18)
Loans                               ( 21)       61           40
                                   ------     ----          ----
     Total earning assets           ( 77)       90           13
Interest-bearing liabilities:
     Deposits                        (62)       65            3
     Notes payable                     3         6            9
                                   ------     ----          ----
     Total                           (59)       71           12
                                   ------     ----          ----
Change in net interest income       ($18)      $19           $1
                                   ------     ----          ----
                                   ------     ----          ----

Note 1 -- Table presented on fully taxable equivalent basis. In 1994 period, investment in Princeton is included in earning assets.
                                      - 8 -

As can be seen in the preceding table, the impact of decreases in volumes of earning assets and interest-bearing liabilities in the 1995 quarter were substantially offset by favorable improvements in rates.

Credit quality and collection experience continued to be good in 1995, resulting in no provision for loan losses during the 1995 quarter compared to a modest $2,000 provision for loan losses in the quarter ended March 31, 1994.

CHANGES IN NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Service fee income improved $45,000 (33%) in 1995 compared to the year earlier period, principally as a result higher fees associated with commercial and retail demand deposit account products. This increase was partially offset by a $19,000 decrease in Other income as the Bank continued to experience strong competition in its mortgage brokerage business in 1995 as well as the discontinuance of the Bank's investment brokerage function in January 1995, both of which resulted in reduced commission income in the 1995 period.

Operating expenses again showed improvement by decreasing $40,000 (5.7%) over the 1994 period. One component of the decrease was a reduction in compensation and benefits of $26,000 in 1995 as the Bank continued its efforts to reduce head count and improve operating efficiencies. The other major contributing factor to the decrease in non-interest expense was the elimination of approximately $22,000 of expenses incurred in 1994 associated with the merger transaction that was terminated in 1994.

FINANCIAL CONDITION

Consolidated total assets aggregated $66 million and $68 million at March 31, 1995 and December 31, 1994, respectively. Most of the decrease in assets was in fed funds sold which were liquidated to fund decreases in deposits during the quarter. Securities available-for-sale and held-to-maturity were substantially unchanged during the quarter ended March 31, 1995. Similarly, loans were also substantially unchanged in that net loans increased during the period by $180,000 (0.6%). Cash and cash equivalents amounted to $8.9 million at March 31, 1995, which is a strong, high level of liquidity.

The Corporation's allowance for loan losses was unchanged at $350,000 at March 31, 1995. The allowance represented 1.19% of outstanding loans at both March 31, 1995 and December 31, 1994.

The Corporations' equity capital was $7,956,000 at March 31, 1995 compared to $7,994,000 at December 31, 1994. The decrease was primarily attributable to treasury stock purchases of $246,000 made during the quarter ended March 31, 1995, which exceeded net income during the period. The Corporations' regulatory capital position was as follows:


                              Regulatory
                              Requirement    3/31/95   12/31/94
                              -----------    -------   --------
Risk-based total capital         8.0%        22.37%    22.24%
Risk-based tier 1 capital        4.0%        21.15%    21.00%
Tier 1 leveraged capital      4.0% - 5.0%     9.69%     8.71%


PART II        OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

     a.   Exhibits - none
     b.   Reports on Form 8-K - none



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SECURITY CHICAGO CORP.

                                        /s/ Thomas R. Beverlin
                                        ----------------------------------
                                        Thomas R. Beverlin
                                        Executive Vice President
                                        May 1, 1995

                                        /s/ Sarah G. O'Sullivan
                                        ----------------------------------
                                        Sarah G. O'Sullivan
                                        Chief Financial Officer
                                        May 1, 1995