Form 10-Q
period 1995-06-30
SECURITY CHICAGO CORP
filed 1995-08-14
CIK 723926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM  10-Q
                                   (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:              JUNE 30, 1995

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from        to
                              --------  ----------

Commission file number       0-11401

                             SECURITY CHICAGO CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

               DELAWARE                                 36-3236203
-----------------------------------------       ---------------------------
   (State or Other Jurisdiction of                   (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)

    196 E. PEARSON, CHICAGO, ILLINOIS                      60611
-----------------------------------------       ---------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                  312/280-0360
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        YES X    NO
                                           ---     ---
Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

             Class                           Outstanding at August 1, 1995
---------------------------------          -----------------------------------
  Common Stock, par value $5.00            208,714 shares (excluding 31,286
                                            shares held as treasury shares)

                             SECURITY CHICAGO CORP.
                                 AND SUBSIDIARY

                                      INDEX

Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Balance Sheets as of June 30, 1995 and
     December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .     3

    Consolidated Statements of Income for the six month periods ended June 30, 1995 and 1994 and the three month periods
     ended June 30, 1995 and 1994. . . . . . . . . . . . . . . . . . . . .     4

    Consolidated Statements of Cash Flows for the six
     month periods ended June 30, 1995 and 1994. . . . . . . . . . . . . .     5

    Consolidated Statements of Changes in Stockholders' Equity
     for the six month periods ended June 30, 1995 and 1994. . . . . . . .     6

    Notes to the Consolidated Financial Statements as of
     June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

  Item 2.  Management's Discussion and Analysis of the Financial
    Condition and Results of Operation . . . . . . . . . . . . . . . . . .     8


Part II

  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

--------------------------------------------------------------------------------


                                                              June 30         December 31
                                                                1995              1994
                                                                ----              ----
ASSETS
Cash and due from banks                                      $   5,734         $   4,106
Federal funds sold                                               2,635             7,150
                                                             ---------         ---------
   Total cash and cash equivalents                               8,369            11,256

Securities available-for-sale                                    3,483             5,513
Securities held-to-maturity (market value:
  1995 - $23,773; 1994 - $21,380)                               23,774            22,075

Loans, net of unearned discount and deferred loan fees          29,610            29,296
Less:  Allowance for loan losses                                  (354)             (350)
                                                             ---------         ---------
                                                                29,256            28,946

Leasehold improvements and equipment, net                          179               211
Accrued interest and other assets                                  484               429
                                                             ---------         ---------

                                                             $  65,545         $  68,430
                                                             ---------         ---------
                                                             ---------         ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                       $  11,355         $  14,445
   Interest-bearing                                             44,175            43,984
                                                             ---------         ---------
      Total deposits                                            55,530            58,429

Demand note payable                                                880               880
Accrued interest and other liabilities                           1,131             1,127
                                                             ---------         ---------
                                                                57,541            60,436

Stockholders' equity
   Common stock, $5 par value; 1,000,000 shares
     authorized; 240,000 shares issued                           1,200             1,200
   Surplus                                                       1,200             1,200
   Retained earnings                                             6,623             6,328
   Net unrealized gain (loss) on securities
     available-for-sale, net of tax                               (348)             (329)
   Treasury stock, at cost (1995 - 30,846 shares;
     1994 - 23,603 shares)                                        (671)             (405)
                                                             ---------         ---------

                                                                 8,004             7,994
                                                             ---------         ---------
                                                             $  65,545         $  68,430
                                                             ---------         ---------
                                                             ---------         ---------

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)

--------------------------------------------------------------------------------


                                         Three months ended            Six months ended
                                              June 30,                     June 30,
                                        1995           1994           1995           1994
                                        ----           ----           ----           ----
INTEREST AND DIVIDEND INCOME
Loans, including fee income          $    647       $    579       $  1,280       $  1,172
Securities
   Taxable                                280            253            554            500
   Tax-exempt                              22             30             44             66
Federal funds sold                         75             53            121            108
Dividends                                  29              -             58              -
                                     --------       --------       --------       --------
                                        1,053            915          2,057          1,846

INTEREST EXPENSE
Deposits                                  396            342            751            694
Notes payable                              21             13             40             23
                                     --------       --------       --------       --------
                                          417            355            791            717

NET INTEREST INCOME                       636            560          1,266          1,129

Provision for loan losses                   -              -              -              2
                                     --------       --------       --------       --------
                                          636            560          1,266          1,127

OTHER INCOME
Service fees                              190            157            372            296
Equity income in unconsolidated
 non-affiliate                              -             63              -            114
Other income                               38             47             80            106
                                     --------       --------       --------       --------
                                          228            267            452            516

OTHER EXPENSES
Salaries and employee benefits            280            318            571            635
Occupancy and equipment expense           141            138            291            279
Professional fees                          46              8             93             97
Computer service fees                      52             51            107            100
Other operating expenses                  130            179            252            287
                                     --------       --------       --------       --------
                                          649            694          1,314          1,398
                                     --------       --------       --------       --------

Income before income taxes                215            133            404            245

Provision for income taxes                 56             16            109             43
                                     --------       --------       --------       --------

NET INCOME                           $    159       $    117       $    295       $    202
                                     --------       --------       --------       --------
                                     --------       --------       --------       --------

Earnings per share                   $   0.76       $   0.54       $   1.41       $   0.93

Weighted average shares outstanding   209,434        216,397        209,718        216,397


--------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                        (In thousands, except share data)

--------------------------------------------------------------------------------

                                                                                             Six months ended
                                                                                                 June 30
                                                                                          1995             1994
                                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                             $   295         $   202
   Adjustments to reconcile net income to net cash provided
    by operating activities
      Provision for depreciation and amortization                                              49              50
      Provision for loan losses                                                                 -               2
      Net amortization of investment security premiums/
       discounts                                                                               17              24
      Undistributed equity income in unconsolidated
       non-affiliate                                                                            -             (83)
      Increase (decrease) in deferred loan fees                                               (17)              7
      (Increase) decrease in accrued interest receivable and
       other assets                                                                           (55)             67
      Increase (decrease) in accrued interest payable and
       other liabilities                                                                      123              67
                                                                                          -------         -------
         Net cash provided by operating activities                                            412             336

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturity of securities available-for-sale                                  2,000           4,000
   Proceeds from maturity of securities held-to-maturity                                    4,232           2,088
   Purchases of securities held-to-maturity                                                (5,948)         (5,584)
   Net (increase) decrease in loans                                                          (293)          1,546
   Purchase of investment in unconsolidated non-affiliate                                       -             (18)
   Purchase of equipment, net                                                                 (17)            (13)
                                                                                          -------         -------
      Net cash provided by (used in) investing activities                                     (26)          2,019

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in deposits                                                                (2,899)           (203)
   Cash dividends paid                                                                       (108)            (87)
   Purchase of treasury stock                                                                (266)              -
                                                                                          -------         -------
      Net cash used in financing activities                                                (3,273)           (290)
                                                                                          -------         -------

Net increase (decrease) in cash and cash equivalents                                       (2,887)          2,065
Cash and cash equivalents at beginning of period                                           11,256          14,113
                                                                                          -------         -------

Cash and cash equivalents at end of period                                                $ 8,369         $16,178
                                                                                          -------         -------
                                                                                          -------         -------
Supplemental disclosure of cash flow information
   Cash paid during period for
     Interest on deposits and other borrowings                                            $   733         $   713
     Income taxes                                                                              75             117


--------------------------------------------------------------------------------

                   See accompanying notes to financial statements

                     SECURITY CHICAGO CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CHANGES
                 IN STOCKHOLDERS' EQUITY FOR SIX MONTHS ENDED
                          June 30, 1995 and 1994
                      (In thousands, except share data)

--------------------------------------------------------------------------------

                                                                                             Net Unrealized
                                                                                              Gain (Loss)
                                                                                              on Securities
                                                                                               Available-
                                                          Common                   Retained     for-Sale     Treasury
                                                           Stock      Surplus      Earnings    Net of Tax      Stock       Total
                                                           -----      -------      --------    ----------      -----       -----
Balance at December 31, 1994                            $   1,200    $   1,200    $   6,328    $    (329)   $    (405)   $   7,994

Net income for six months ended June 30, 1995                   -            -          295            -            -          295

Purchase of 7,243 treasury shares                               -            -            -            -         (266)        (266)

Change in unrealized gain (loss) on
   securities available-for-sale, net of tax                    -            -            -          (19)           -          (19)
                                                        ---------    ---------    ---------    ---------    ---------    ---------

Balance at June 30, 1995                                $   1,200    $   1,200    $   6,623    $    (348)   $    (671)   $   8,004
                                                        ---------    ---------    ---------    ---------    ---------    ---------
                                                        ---------    ---------    ---------    ---------    ---------    ---------


Balance at December 31, 1993                            $   1,200    $   1,200    $   5,083    $      29    $    (405)   $   7,107

Net income for six months ended June 30, 1994                   -            -          202            -            -          202

Cash dividends paid (at $0.40 per share)                        -            -          (87)           -            -          (87)

Change in unrealized gain (loss) on
  securities available-for-sale, net of tax                     -            -            -          (42)           -          (42)
                                                        ---------    ---------    ---------    ---------    ---------    ---------

Balance at June 30, 1994                                $   1,200    $   1,200    $   5,198    $     (13)   $    (405)   $   7,180
                                                        ---------    ---------    ---------    ---------    ---------    ---------
                                                        ---------    ---------    ---------    ---------    ---------    ---------


                 See accompanying notes to financial statements.

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------

NOTE 1

Security Chicago Corp. (the "Corporation") is a one bank holding company which owns 100% of the voting stock of First Security Bank of Chicago (the "Bank") a state chartered commercial bank located in Chicago, Illinois. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normally recurring items) necessary to present fairly the Corporation's financial position as of June 30, 1995 and December 31, 1994 and the results of its operations, cash flows and changes in stockholders' equity for the six month and three month periods ended June 30, 1995 and 1994. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Corporation's annual financial statements and notes thereto.


NOTE 2

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

The Corporation accounted for its ownership interest in Princeton using the equity method. Subsequent to the August 1, 1994 exchange of shares, the AMCORE common shares were classified as available-for-sale and are carried at fair value. At June 30, 1995, the carrying value of the AMCORE common stock was $3,483,000.

At June 30, 1994, total assets of Princeton aggregated $159 million. Princeton's net income for the six months ended June 30, 1994 was $579,000, of which the Corporation recorded its $114,000 equity interest therein in the consolidated statement of income as "Equity income in unconsolidated non-affiliate".


NOTE 3

The Bank has the following contractual amounts of financial instruments outstanding at June 30, 1995 (in 000's):


          Commitments to originate loans       $  2,595
          Standby letters of credit            $    480


NOTE 4

On May 25, 1995, the Bank entered into a contract to purchase a building to house its main office at 190 E. Delaware, Chicago. The Bank is committed to advance approximately $2,800,000 for the purchase of the building and intends to fund the purchase with cash and cash equivalents. This transaction is expected to occur in January 1996.

--------------------------------------------------------------------------------

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Consolidated net income of the Corporation for the second quarter of 1995 totaled $159,000 or $.76 per share a 40% increase compared to $117,000 or $.54 per share earned for the second quarter of 1994. Net income was $295,000 or $1.41 per share and $202,000 or $.93 per share for the six month periods ended June 30, 1995 and 1994, respectively. The primary factors that led to the $93,000 (46%) increase in 1995 six month income and the $42,000 (36%) increase in the second quarter income were improvements in net interest income, deposit fee income, and reductions in operating expense levels. These improvements were somewhat offset by a decline in equity earnings from an unconsolidated subsidiary. These factors are discussed more fully below.

NET INTEREST INCOME:

As is discussed in note 2, in the accompanying June 30, 1995 consolidated financial statements, in August of 1994 the Corporation received shares in Amcore Financial, Inc. ("Amcore") in exchange for previously owned shares in First State Bancorp of Princeton, Illinois, Inc. ("Princeton") pursuant to a merger of these entities. In the June 30, 1994 income statement, the Corporation recognized $114,000 of income ($63,000 for the second quarter) on its investment in Princeton as equity income in an unconsolidated non-affiliate. This is included in other income on the income statement. In the June 30, 1995 income statement, the Corporation received $58,000 ($29,000 for the second quarter) in dividend income from its Amcore investment. This is included in interest and dividend income in the June 30, 1995 income statement. The result is a $56,000 decrease in income for the six month period and a $34,000 decrease in income for the second quarter due to this exchange.

Excluding the dividend income of $58,000, net interest income totaled $1,208,000 for the six month period ended June 30, 1995 compared to $1,129,000 in 1994 for the comparable period. Interest income increased $153,000 (on a fully tax equivalent basis using 34% tax rate) over 1994, mainly due to $108,000 increase in loan income as a result of increased rates over the prior period. This is partially offset by a $74,000 increase in interest expense which is primarily due to increased interest rates as well. The impact of changes in volumes and rates for earning assets and interest bearing liabilities is as follows for the six months ended June 30, 1995 and 1994. The following table analyzes the change in net interest income, excluding dividend income, on a fully tax equivalent basis using a 34% tax rate.

           Favorable (Unfavorable) Changes In Net Interest Income (1)
                                   (In 000's)
                    SIX MONTHS ENDED JUNE 30, 1995 OVER 1994

                                                 Volume     Rate     Total
                                                 ------     ----     -----
Federal funds sold                               $  (50)   $   63    $   13
Securities                                          (33)       54        21
Loans                                               (21)      129       108
                                                 ------    ------    ------
    Total earning assets                           (104)      246       142

Deposits                                            (93)      150        57
Notes payable                                         7        10        17
                                                 -------   ------    ------
   Total interest bearing liabilities               (86)      160        74
                                                 ------    ------    ------
      Change in net interest income              $  (18)   $   86    $   68
                                                 ------    ------    ------
                                                 ------    ------    ------

--------------------------------------------------------------------------------

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------------

In the above table, securities available-for-sale and held-to-maturity are combined in the rate/volume analysis, and income from the Corporation's investment in Princeton and Amcore is excluded from net interest income.

As can be seen in the preceding table, the impact of decreases in volumes of earning assets and interest-bearing liabilities in 1995 was more than offset by favorable improvements in rates.

Credit quality and collection experience continued to be good in 1995, resulting in no provision for loan losses during the first half of 1995 compared to a modest $2,000 provision for loan losses in the first half of 1994.

CHANGES IN NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Service fee income improved $76,000 (26%) and $33,000 (21%) in the 1995 six month period and three month period , respectively, compared to the year earlier period, principally as a result of higher fees associated with commercial and retail demand deposit account products. This increase was partially offset by a $26,000 decrease in six month income and a $9,000 decrease in three month income in Other income components resulting from reduced commissions on mortgage origination and sales, as well as the Bank's discontinuance of the investment brokerage function in January 1995.

Operating expenses for the six month period and three month period ended June 30, 1995 decreased $84,000 (6.0%) and $45,000 (6.5%), respectively, over the
1994 periods. The largest component of the decrease was a reduction in compensation and benefits of $64,000 and $38,000 for the six month and three month periods ending June 30, 1995 as the Bank continued its efforts to reduce the number of full-time equivalents. In addition, various other operating expenses, none of which were individually significant, decreased by $20,000 and $7,000 collectively as a result of the Bank's efforts to improve operating efficiencies.

The provision for income tax for the six month period and three month period ended June 30, 1995 was $66,000 and $40,000 higher than the same periods for 1994 primarily as a result of an increase of $159,000 and $82,000 in income before income taxes.

FINANCIAL CONDITION

Consolidated total assets aggregated $66 million and $68 million at June 30, 1995 and December 31, 1994, respectively. Most of the decrease in assets was in fed funds sold and cash and cash equivalents, which were liquidated to fund decreases in deposits during the six month period. Securities available-for-sale decreased by $2 million as a result of maturities, and held-to-maturity securities were substantially unchanged during the six months ended June 30, 1995. Similarly, loans were also substantially unchanged in that net loans increased during the period by $505,000 (1.7%). Cash and cash equivalents amounted to $8.4 million at June 30, 1995, which is a strong, high level of liquidity.

The Corporation's allowance for loan losses was relatively unchanged at $354,000 at June 30, 1995. The allowance represented 1.2% of outstanding loans at both June 30, 1995 and December 31, 1994.


--------------------------------------------------------------------------------

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------------

CAPITAL RESOURCES

Bank regulatory agencies have adopted capital standards by which all banks and bank holding companies will be evaluated. Under the risk-based method of measurement, the resulting ratio is dependent upon not only the level of capital and assets, but the composition of assets and capital and the amount of off-balance sheet commitments. Since the Company has consolidated assets of less than $150 million, regulatory minimum capital tests are applied primarily to the subsidiary Bank. In accordance with the guidelines of the Federal Reserve, unrealized net gains and losses net of deferred income taxes, which are recorded as an adjustment to equity capital on the financial statements, are not included in the calculation of these ratios.

The Corporations' equity capital was $8,004,000 at June 30, 1995 compared to $7,994,000 at December 31, 1994. The slight increase was primarily attributable to net income of $295,000 exceeding treasury stock purchases of $266,000 made during 1995. The Bank's equity capital was $6,126,000 at June 30, 1995 compared to $5,782,000 at June 30, 1994. The increase was attributable to net income for the period. The Bank's regulatory capital position was as follows:

                                 Regulatory
                                 Requirement   6/30/95    12/31/94
                                 -----------   -------    --------
Risk-based total capital             8.0%       23.36%      22.24%
Risk-based tier 1 capital            4.0%       22.08%      21.00%
Tier 1 leveraged capital         4.0% - 5.0%     9.69%       8.71%

Commitments for capital expenditures are an important factor in evaluating capital adequacy. Additional capital expenditures are anticipated in association with the future of the Corporation's main banking facility in Chicago. As discussed in note 4, the Bank is committed to advance approximately $2,800,000 for the purchase of a building to house its main office. This transaction is expected to occur in January 1996.

LIQUIDITY

Liquidity measures the ability of the Corporation to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund operations and to provide for customers' credit needs. The liquidity of the Corporation principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowing and its ability to borrow funds in the money or capital markets.

Net cash outflows resulted primarily from a decrease in deposits of $2.9 million which was funded through a like decrease in federal funds sold and cash and cash equivalents. Cash inflows from the maturity of securities were reinvested in securities and loans.


--------------------------------------------------------------------------------

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------


                          NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires that the fair value of impaired loans be calculated and if the fair value is less than the loan's carrying value, a valuation allowance be established. The adoption of this statement has not had a material effect on the Company's financial statements.


--------------------------------------------------------------------------------

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
--------------------------------------------------------------------------------

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          Meeting of Stockholders
               The annual Meeting of Stockholders was held on June 19, 1995.

          Election of Directors
               Messrs. Thomas R. Beverlin, Richard S. Bull, Frank W. Fernandes, Ronald A. Landsman, James D. Polivka and Wallis L. Weinper and Ms. Carol M. Ware were elected to serve as Directors of the Corporation at the Annual Meeting.

Item 6.   Exhibits and Reports on Form 8-K.

     a.   Exhibits - Material contracts
     b.   Reports on Form 8-K - none


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SECURITY CHICAGO CORP.
                                        (Registrant)



                                        Thomas R. Beverlin
                                                           --------------------
                                        Thomas R. Beverlin
                                        Executive Vice President
                                        August 11, 1995



                                        Sarah G. O'Sullivan
                                                           --------------------
                                        Sarah G. O'Sullivan
                                        Chief Financial Officer
                                        August 11, 1995


--------------------------------------------------------------------------------