Form 10-Q
period 1995-09-30
SECURITY CHICAGO CORP
filed 1995-11-09
CIK 723926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM  10-Q
                                   (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:    SEPTEMBER 30, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number   0-11401

                             SECURITY CHICAGO CORP.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

                    DELAWARE                           36-3236203
     --------------------------------------- -------------------------------
          (State or Other Jurisdiction of           (I.R.S. Employer
          Incorporation or Organization)          Identification No.)

        196 E. PEARSON, CHICAGO, ILLINOIS                 60611
     --------------------------------------- -------------------------------
     (Address of Principal Executive Offices)           (Zip Code)

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

                                   YES  X  NO
                                       ---    ---

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

               Class                          Outstanding at October 1, 1995
   ---------------------------------------   --------------------------------
     Common Stock, par value $5.00           208,714 shares (excluding 31,286
                                              shares held as treasury shares)

                             SECURITY CHICAGO CORP.
                                 AND SUBSIDIARY


                                      INDEX



Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of September 30, 1995
    and December 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . .     3

    Condensed Consolidated Statements of Income for the nine months ended September 30, 1995 and 1994 and the three months
    ended September 30, 1995 and 1994. . . . . . . . . . . . . . . . . . .     4

    Condensed Consolidated Statements of Cash Flows for the nine
    months ended September 30, 1995 and 1994 . . . . . . . . . . . . . . .     5

    Condensed Consolidated Statements of Changes in Stockholders' Equity
    for the nine months ended September 30, 1995 and 1994. . . . . . . . .     6

    Notes to the Condensed Consolidated Financial Statements as of
    September 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .     7

  Item 2. Management's Discussion and Analysis of the Financial Condition
  and Results of Operation . . . . . . . . . . . . . . . . . . . . . . . .     9


Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .    14

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

-------------------------------------------------------------------------------

                                                     September 30,  December 31,
                                                         1995          1994
                                                         ----          ----

ASSETS
Cash and due from banks                                $   3,753     $   4,106
Federal funds sold                                        13,600         7,150
                                                       ---------     ---------
  Total cash and cash equivalents                         17,353        11,256

Securities available-for-sale                              3,198         5,513
Securities held-to-maturity (market value:
    1995 - $20,638; 1994 - $21,380)                       20,667        22,075

Loans, net of unearned discount and deferred loan
   fees                                                   27,628        29,296
Less:  Allowance for loan losses                            (353)         (350)
                                                       ---------     ---------
                                                          27,275        28,946

Leasehold improvements and equipment, net                    157           211
Accrued interest and other assets                            667           429
                                                       ---------     ---------
                                                       $  69,317     $  68,430
                                                       ---------     ---------
                                                       ---------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                  $  10,633     $  14,445
  Interest-bearing                                        48,525        43,984
                                                       ---------     ---------
    Total deposits                                        59,158        58,429

Demand note payable                                            -           880
Accrued interest and other liabilities                     1,586         1,127
                                                       ---------     ---------
                                                          60,744        60,436

Stockholders' equity
  Common stock, $5 par value; 1,000,000 shares
   authorized; 240,000 shares issued                       1,200         1,200
  Surplus                                                  1,200         1,200
  Retained earnings                                        6,728         6,328
  Net unrealized gain (loss) on securities
   available-for-sale, net of tax                            133          (329)
  Treasury stock, at cost (1995 - 31,286 shares;
   1994 - 23,603 shares)                                    (688)         (405)
                                                       ---------     ---------
                                                           8,573         7,994
                                                       ---------     ---------

                                                       $  69,317     $  68,430
                                                       ---------     ---------
                                                       ---------     ---------

-------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)

-----------------------------------------------------------------------------------------------


                                            Three months ended           Nine months ended
                                               September 30,               September 30,
                                            1995          1994          1995          1994
                                            ----          ----          ----          ----
INTEREST AND DIVIDEND INCOME
Loans, including fee income              $     640     $     616     $   1,920     $   1,788
Securities
  Taxable                                      282           260           836           760
  Tax-exempt                                    33            27            77            93
Federal funds sold                             109            77           230           185
Dividends                                       22             -            80             -
                                         ---------     ---------     ---------     ---------
                                             1,086           980         3,143         2,826

INTEREST EXPENSE
Deposits                                       411           352         1,162         1,046
Notes payable                                   14            13            54            36
                                         ---------     ---------     ---------     ---------
                                               425           365         1,216         1,082
                                         ---------     ---------     ---------     ---------

NET INTEREST INCOME                            661           615         1,927         1,744

Provision for loan losses                        -             -             -             2
                                         ---------     ---------     ---------     ---------
                                               661           615         1,927         1,742

OTHER INCOME
Service fees                                   123           107           495           403
Equity income in unconsolidated
  non-affiliate                                  -            13             -           127
Gain on exchange of common stock                 -         1,510             -         1,510
Loss on sale of AMCORE stock                   (22)            -           (22)            -
Other income                                    86           163           166           269
                                         ---------     ---------     ---------     ---------
                                               187         1,793           639         2,309

OTHER EXPENSES
Salaries and employee benefits                 278           290           849           925
Occupancy and equipment expense                144           143           435           422
Professional fees                               43            36           136           167
Computer service fees                           50            53           157           153
Other operating expenses                       100           111           352           364
                                         ---------     ---------     ---------     ---------
                                               615           633         1,929         2,031
                                         ---------     ---------     ---------     ---------

Income before income taxes                     233         1,775           637         2,020

Provision for income taxes                      44           675           153           718
                                         ---------     ---------     ---------     ---------

NET INCOME                               $     189     $   1,100     $     484     $   1,302
                                         ---------     ---------     ---------     ---------
                                         ---------     ---------     ---------     ---------

Earnings per share                       $    0.90     $    5.08     $    2.31     $    6.02
                                         ---------     ---------     ---------     ---------
                                         ---------     ---------     ---------     ---------

Weighted average shares outstanding        208,842       216,397       209,423       216,397

-----------------------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial sttatements.

                     SECURITY CHICAGO CORP. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

-----------------------------------------------------------------------------------------------


                                                                         Nine months ended
                                                                           September 30,
                                                                        1995          1994
                                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $     484     $   1,302
  Adjustments to reconcile net income to net cash provided
   by operating activities
    Gain on exchange of common stock                                         -        (1,510)
    Provision for depreciation and amortization                             74            76
    Provision for loan losses                                                -             2
    Net amortization of investment security premiums/discounts               4            37
    Undistributed equity income in unconsolidated non-affiliate              -           (96)
    Loss on sale of securities available-for-sale                           22             -
    Decrease in deferred loan fees                                         (39)          (24)
    (Increase) decrease in accrued interest receivable and
     other assets                                                         (238)          262
    Increase in accrued interest payable and other liabilities             307           689
                                                                     ---------     ---------
      Net cash provided by operating activities                            614           738

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available-for-sale                   1,015             -
  Proceeds from maturities of securities available-for-sale              2,000         4,000
  Proceeds from maturities of securities held-to-maturity                7,352         2,279
  Purchases of securities held-to-maturity                              (5,948)       (5,584)
  Net decrease in loans                                                  1,710         1,195
  Purchase of investment in unconsolidated non-affiliate                     -           (18)
  Purchase of equipment, net                                               (20)          (18)
                                                                     ---------     ---------
    Net cash provided by investing activities                            6,109         1,854

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                      729        (5,126)
  Cash dividends paid                                                     (192)          (87)
  Payments on notes payable                                               (880)          (30)
  Purchases of treasury stock                                             (283)            -
                                                                     ---------     ---------
    Net cash used in financing activities                                 (626)       (5,243)
                                                                     ---------     ---------

Net increase (decrease) in cash and cash equivalents                     6,097        (2,651)
Cash and cash equivalents at beginning of period                        11,256        14,113
                                                                     ---------     ---------

Cash and cash equivalents at end of period                           $  17,353     $  11,462
                                                                     ---------     ---------
                                                                     ---------     ---------

Supplemental disclosure of cash flow information
  Cash paid during period for
    Interest                                                         $   1,195     $   1,074
    Income taxes                                                           155           166

Noncash investing activities
    Exchange of common shares in unconsolidated
      non-affiliate for AMCORE common shares                                 -         2,509


-----------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                     SECURITY CHICAGO CORP. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN STOCKHOLDERS' EQUITY
             For the nine months ended September 30, 1995 and 1994
                       (In thousands, except share data)

------------------------------------------------------------------------------------------------------------------------------------


                                                                                        Net Unrealized
                                                                                         Gain (Loss)
                                                                                        on Securities
                                                                                          Available-                       Total
                                                   Common                   Retained      for-Sale,       Treasury     Stockholders'
                                                    Stock       Surplus     Earnings      Net of Tax        Stock         Equity
                                                    -----       -------     --------      ----------        -----         ------

Balance at December 31, 1993                     $    1,200   $    1,200   $    5,083   $           29   $     (405)  $      7,107

Net income for nine months ended
  September 30, 1994                                      -            -        1,302                -            -          1,302

Cash dividends paid ($0.40 per share)                     -            -          (87)               -            -            (87)

Change in unrealized gain (loss) on
  securities available-for-sale, net of tax               -            -            -              (42)           -            (42)
                                                 ----------   ----------   ----------   --------------   ----------   ------------

Balance at September 30, 1994                    $    1,200   $    1,200   $    6,298   $          (13)  $     (405)  $      8,280
                                                 ----------   ----------   ----------   --------------   ----------   ------------
                                                 ----------   ----------   ----------   --------------   ----------   ------------


Balance at December 31, 1994                     $    1,200   $    1,200   $    6,328   $         (329)  $     (405)  $      7,994

Net income for nine months ended
  September 30, 1995                                      -            -          484                -            -            484

Purchase of 7,683 treasury shares                         -            -            -                -         (283)          (283)

Cash dividends paid ($0.40 per share)                     -            -          (84)               -            -            (84)

Change in unrealized gain (loss) on
  securities available-for-sale, net of tax               -            -            -              462            -            462
                                                 ----------   ----------   ----------   --------------   ----------   ------------

Balance at September 30, 1995                    $    1,200   $    1,200   $    6,728   $          133   $     (688)  $      8,573
                                                 ----------   ----------   ----------   --------------   ----------   ------------
                                                 ----------   ----------   ----------   --------------   ----------   ------------

------------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

-------------------------------------------------------------------------------


NOTE 1

Security Chicago Corp. (the "Corporation") is a one bank holding company which owns 100% of the voting stock of First Security Bank of Chicago (the "Bank"), a state chartered commercial bank located in Chicago, Illinois. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normally recurring items) necessary to present fairly the Corporation's consolidated financial position as of September 30, 1995 and December 31, 1994, the results of its consolidated operations for the nine months and three months ended September 30, 1995 and 1994, and its consolidated cash flows and changes in stockholders' equity for the nine months ended September 30, 1995 and 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

The Corporation accounted for its ownership interest in Princeton using the equity method. Subsequent to the August 1, 1994 exchange of shares, the AMCORE common shares were classified as available-for-sale and are carried at fair value. At September 30, 1995, the carrying value of the AMCORE common stock was $3,198,000. The Corporation sold 50,000 shares of the AMCORE common stock during the third quarter of 1995, realizing a loss of $22,000.

At July 31, 1994, total assets of Princeton aggregated $14.3 million. Princeton's net income for the seven months ended July 31, 1994 was $631,000, of which the Corporation recorded its $127,000 equity interest therein in the consolidated statement of income as "Equity income in unconsolidated non-affiliate".


-------------------------------------------------------------------------------

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

-------------------------------------------------------------------------------


NOTE 3

The Bank has the following contractual amounts of financial instruments outstanding at September 30, 1995 (in 000's):

          Commitments to originate loans               $    2,309
          Standby letters of credit                    $       10


NOTE 4

On May 25, 1995, the Bank entered into a contract to purchase a building to house its main office at 190 E. Delaware, Chicago. The Bank is committed to advance approximately $2,800,000 for the purchase of the land and building and management anticipates advancing an additional $1,500,000 for the remodeling and refurbishing of the building. Management intends to fund the purchase and remodeling with cash and cash equivalents. This transaction is expected to occur in January 1996.


-------------------------------------------------------------------------------

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1995

-------------------------------------------------------------------------------


The following discussion focuses on the consolidated financial condition of Security Chicago Corp. and Subsidiary at September 30, 1995 and the consolidated results of operations for the three and nine months ending September 30, 1995, compared to the same period in 1994. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and the operations of the Corporation and its subsidiary, First Security Bank ("The Bank"). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

RESULTS OF OPERATIONS

Consolidated net income of the Corporation for the third quarter of 1995 totaled $189,000, or $.90 per share, a 83% decrease compared to $1,100,000, or $5.08 per share, earned for the third quarter of 1994. Net income was $484,000, or $2.31 per share, and $1,302,000, or $6.02 per share, for the nine months ended September 30, 1995 and 1994, respectively. The primary factors that led to the $818,000 (63%) decrease in 1995 nine month net income and the $911,000 (83%) decrease in the third quarter net income were the gain on exchange of common stock of $1,510,000 during the third quarter of 1994, partly offset by improvements in net interest income and deposit fee income, and reductions in operating expense levels during 1995. These improvements in 1995 were somewhat offset by a decline in equity earnings from an unconsolidated subsidiary. These factors are discussed more fully below.

NET INTEREST INCOME:

As is discussed in note 2 to the accompanying September 30, 1995, consolidated financial statements, in August of 1994 the Corporation received shares in AMCORE Financial, Inc. ("AMCORE") in exchange for previously owned shares in First State Bancorp of Princeton, Illinois, Inc. ("Princeton") pursuant to a merger of these entities, and recorded a gain of $1,510,000. In the September 30, 1995 income statement, the Corporation received $80,000 ($22,000 for the third quarter) in dividend income from its AMCORE investment. This is included in interest and dividend income in the September 30, 1995 income statement. In the September 30, 1994 income statement, the Corporation recognized $127,000 of income ($13,000 for the third quarter) on its investment in Princeton as equity income in an unconsolidated non-affiliate. This is included in other income on the income statement.

Excluding the dividend income of $80,000, net interest income totaled $1,847,000 for the nine month period ended September 30, 1995 compared to $1,744,000 in 1994 for the comparable period. Interest income increased $237,000 over 1994, mainly due to $132,000 increase in loan income and a $60,000 increase in securities income as a result of increased rates over the prior period. This is partially offset by a $134,000 increase in interest expense which is primarily due to increased interest rates as well. The impact of changes in volumes and rates for earning assets and interest bearing liabilities is as follows for the nine months ended September 30, 1995 and 1994. The following table analyzes the change in net interest income, excluding dividend income, on a fully tax equivalent basis using a 34% tax rate.


-------------------------------------------------------------------------------

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1995

-------------------------------------------------------------------------------


             Favorable (Unfavorable) Changes In Net Interest Income
                                   (In 000's)
                 Nine Months ended September 30, 1995 over 1994
                 ----------------------------------------------

                                           Volume        Rate         Total
                                           ------        ----         -----

Federal funds sold                       $      (42)  $       87   $       45
Securities                                      (58)         118           60
Loans                                           (52)         184          132
                                         ----------   ----------   ----------
  Total earning assets                         (152)         389          237

Interest-bearing deposits                      (123)         239          116
Notes payable                                    (3)          21           18
                                         ----------   ----------   ----------
  Total interest bearing liabilities           (126)         260          134
                                         ----------   ----------   ----------

    Change in net interest income        $      (26)  $      129   $      103
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------


In the above table, securities available-for-sale and held-to-maturity are combined in the rate/volume analysis, and income from the Corporation's investment in AMCORE is excluded from net interest income.

As can be seen in the preceding table, the impact of decreases in volumes of earning assets and interest-bearing liabilities in 1995 was more than offset by favorable improvements in rates.

PROVISION FOR LOAN LOSSES

Credit quality and collection experience continued to be good in 1995, resulting in no provision for loan losses during the first three quarters of 1995 compared to a modest $2,000 provision for loan losses in the first three quarters of 1994.

CHANGES IN NON-INTEREST INCOME AND NON-INTEREST EXPENSE

As discussed previously, during the third quarter of 1995 the Company recorded a $1,510,000 gain on the exchange of common stock of a non-affiliate accounted for on the equity method for stock in AMCORE. The $1,510,000 gain, and equity income in the unconsolidated non-affiliate prior to the exchange date, are included in other income.


-------------------------------------------------------------------------------

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1995

-------------------------------------------------------------------------------


Exclusive of the equity income is an unconsolidated non-affiliate and the gain on exchange of common stock, total other income decreased $33,000 and $83,000 for the nine months and three months ended September 30, 1995, respectively, compared to the same periods in 1994. Service fee income improved $92,000 (23%) and $16,000 (15%) in the 1995 nine month period and three month period , respectively, compared to the year earlier periods, principally as a result of higher fees associated with commercial and retail demand deposit account products. This increase was more than offset by a $125,000 and $99,000 decrease in nine month and three month other income components, respectively. The decrease in other income components resulted from reduced commissions on mortgage originations and sales, as well as the Bank's discontinuance of the investment brokerage function in January 1995.

Operating expenses for the nine months and three months ended September 30, 1995 decreased $102,000 (5.0%) and $18,000 (2.8%), respectively, over the 1994 periods. The largest component of the decrease was a reduction in compensation and benefits of $76,000 and $12,000 for the nine month and three month periods ending September 30, 1995, respectively, as the Bank continued its efforts to reduce the number of full-time equivalents. In addition, collectively other operating expenses, none of which were individually significant, decreased by $26,000 and $6,000, respectively, as a result of the Bank's efforts to improve operating efficiencies.

The provision for income tax for the nine months and three months ended September 30, 1995 was $565,000 and $631,000, respectively, lower than the same periods for 1994 as a result of a decrease of $1,383,000 and $1,542,000, respectively, in income before income taxes. The reduction in income before income taxes for both periods was primary due to the 1994 AMCORE transaction discussed previously.


FINANCIAL CONDITION

Consolidated total assets aggregated $69 million and $68 million at September 30, 1995 and December 31, 1994, respectively. Most of the increase in assets was in federal funds sold, which was a result of a reduction in loans and securities during the nine month period. Federal funds sold also increased significantly due to decreases in various other assets. During the nine months ended September 30, 1995, securities available-for-sale decreased by $2 million as a result of sales and maturities, and securities held-to-maturity decreased by $2 million as a result of maturities Net loans also decreased during the period by $1,671,000 (5.8%) primarily due to borrowers refinancing at other institutions to obtain 15 and 30 year fixed rate loans, which are not currently offered by the Bank. Cash and cash equivalents amounted to $17.4 million at September 30, 1995, which is a strong level of liquidity.

The Corporation's allowance for loan losses was relatively unchanged at $353,000 at September 30, 1995. The allowance represented 1.3% and 1.2% of outstanding loans at September 30, 1995 and December 31, 1994, respectively.


-------------------------------------------------------------------------------

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1995

-------------------------------------------------------------------------------

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

CAPITAL RESOURCES

Bank regulatory agencies have adopted capital standards by which all banks and bank holding companies will be evaluated. Under the risk-based method of measurement, the resulting ratio is dependent upon not only the level of capital and assets, but the composition of assets and capital and the amount of off-balance sheet commitments. Since the Company has consolidated assets of less than $150 million, regulatory minimum capital tests are applied primarily to the subsidiary Bank. In accordance with the guidelines of the Federal Reserve, unrealized net gains and losses, net of deferred income taxes, which are recorded as an adjustment to equity capital on the financial statements, are not included in the calculation of these ratios.

The Corporation's equity capital was $8,573,000 at September 30, 1995 compared to $7,994,000 at December 31, 1994. The slight increase was primarily attributable to net income of $484,000 exceeding dividends of $84,000 and treasury stock purchases of $283,000 made during 1995. In addition, the Bank had a net unrealized gain on securities available-for-sale of $133,000 at September 30, 1995 compared to an unrealized loss of $329,000 at December 31, 1994.

The Bank's equity capital was $6,213,000 at September 30, 1995 compared to $5,933,000 at September 30, 1994. The increase was attributable to net income for the period, offset by dividends of $219,000. The Bank's regulatory capital position was as follows:

                                         Regulatory
                                         Requirement     9/30/95     12/31/94
                                         -----------     -------     --------

Risk-based total capital                      8.0%        23.80%       22.24%
Risk-based tier 1 capital                     4.0%        22.52%       21.00%
Tier 1 leveraged capital                 4.0% - 5.0%       9.75%        8.71%

Commitments for capital expenditures are an important factor in evaluating capital adequacy. Additional capital expenditures are anticipated in association with the future of the Corporation's main banking facility in Chicago. As discussed in note 4, the Bank is committed to advance approximately $2,800,000 for the purchase of a building to house its main office. This transaction is to occur on January 4, 1996.


-------------------------------------------------------------------------------

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1995

-------------------------------------------------------------------------------


LIQUIDITY

Liquidity measures the ability of the Corporation to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund operations, and to provide for customers' credit needs. The liquidity of the Corporation principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds in the money or capital markets.

Net cash inflows resulted primarily from a net decrease in securities of $4.4 million which was the result of maturities of $9.3 million and sales proceeds of $1.0 million offset by purchases of $5.9 million. In addition, loans decreased by $1.7 million, which was partially offset by an increase in total deposits of $729,000. The combination of these transactions resulted in a like increase in cash and cash equivalents.

                          NEW ACCOUNTING PRONOUNCEMENTS

SFAS 122

Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights", will become effective for financial statements issued for fiscal years beginning after December 15, 1995. The pronouncement will require that the fair value of the retained mortgage servicing rights on loans that are sold be recorded as an asset and with a corresponding credit to income. The asset will then be amortized over the estimated remaining life of the loan servicing portfolio. The Company is planning to adopt the standard in 1996, and the impact is not expected to be material as the Company currently does not sell loans into the secondary market.


-------------------------------------------------------------------------------

                      SECURITY CHICAGO CORP. AND SUBSIDIARY



-------------------------------------------------------------------------------


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits - None
     b.  Reports on Form 8-K - none


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SECURITY CHICAGO CORP.
                                             (Registrant)



                                             Thomas R. Beverlin_________________
                                             Thomas R. Beverlin
                                             Executive Vice President
                                             November 6, 1995



                                             Sarah G. O'Sullivan________________
                                             Sarah G. O'Sullivan
                                             Chief Financial Officer
                                             November 6, 1995


-------------------------------------------------------------------------------