Form 10-K
period 1995-12-31
SECURITY CHICAGO CORP
filed 1996-04-01
CIK 723926

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended December 31, 1995
                                          or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED)

               For the transition period from __________to ___________

Commission file number 0-11401

                                SECURITY CHICAGO CORP.
                (Exact Name of Registrant as Specified In Its Charter)

DELAWARE                                                36-3236203
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

196 E. PEARSON, CHICAGO, ILLINOIS                            60611
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  312-280-0360

Securities registered pursuant to Section 12 (b) of the Act:
   Title of Each Class                                Name of Each Exchange
                                                      On Which Registered

NONE                                                                   NONE

             SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                            COMMON STOCK, $5.00 PAR VALUE
                                   (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES X   NO
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   /    /

             State the aggregate market value of the voting stock held
             by stockholders other than directors, officers, and affiliates of the Registrant as of MARCH 15, 1996:
                                      $6,753,000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of MARCH 15, 1996:
                   208,714 SHARES OF COMMON STOCK, $5.00 PAR VALUE

                        DOCUMENTS INCORPORATED BY REFERENCE:

    Document                                               Part of Form 10-K
    --------                                               -----------------
    Annual Report to Shareholders
      for Fiscal Year Ended December 31, 1995                   Part I & II
    Proxy Statement for the Annual Meeting
      of Shareholders to be held on May 20, 1996 (to be         Part III
      filed on or before April 20, 1996)

    Index to Exhibits is on page 34
    This report consists of 74 pages.

                                        PART I

ITEM 1.  BUSINESS

Security Chicago Corp. (Corporation), is a one-bank holding company engaged in the business of providing banking services through its wholly-owned subsidiary, First Security Bank of Chicago (Bank). The Corporation, a Delaware corporation, was incorporated in September 1983 at the direction of the Board of Directors of the Bank and, pursuant to the approval of the Board of Governors of the Federal Reserve System (Federal Reserve Board), became the holding company owning all of the outstanding stock of the Bank on September 28, 1983.

The Bank was organized under the laws of the State of Illinois on August 31, 1976, and commenced operations on November 23, 1976. Its deposits are insured pursuant to the Federal Deposit Insurance Act. The Bank's equity securities consist of one class of common stock, $5.00 par value, of which there were 240,000 shares issued and outstanding as of December 31, 1995. All of the common stock of the Bank is owned by the Corporation.

The Bank conducts a general commercial banking and safe deposit business. The Bank does not offer trust services. The Bank's main office is located at 196 East Pearson, Chicago, Illinois 60611, on the southeast corner of the ground level of Water Tower Place, a shopping, hotel and apartment complex, the main address of which is 835 North Michigan Avenue. The Bank also has a convenience center for paying and receiving services located on the mezzanine level in Water Tower Place and a full-service branch, opened on June 1, 1987, at 446 East Ontario, Chicago, Illinois, approximately one-half mile southeast of the main banking premises. Office space is also leased by the Bank on the tenth floor at 446 East Ontario. The Bank has 34 full-time equivalent employees.

On May 25, 1995, the Bank entered into a contract to purchase a building to house its main office at 190 E. Delaware, Chicago. The Bank is committed to advance approximately $2,800,000 for the purchase of the land and building and management anticipates advancing an additional $1,500,000 for the remodeling and refurbishing of the building. Management intends to fund the purchase and remodeling with cash and cash equivalents. The $2,800,000 land and building purchase occurred on January 4, 1996. Management anticipates moving into the new building in December 1996 at the time the current lease expires.

The Bank provides a complete range of banking services to individuals and small and medium-sized businesses. These services include checking and savings accounts, interest-bearing deposit instruments, business loans, personal loans, home and condominium mortgage loans, cooperative apartment loans and other consumer-oriented financial services and night depository facilities. In addition, customers are provided 24-hour banking services by means of three automatic teller machines which are part of Cash Station, Inc., a regional, shared ATM network.

The Corporation also owns 144,623 shares (less than 1%) of the outstanding common shares of AMCORE Financial, Inc. (AMCORE), a $2 billion multi-bank holding company located in northern Illinois. The Corporation acquired its common stock interest in AMCORE in August 1994 as part of an exchange of stock in which the Corporation surrendered its common stock holding in First State Bancorp of Princeton, Illinois, Inc. (Princeton) pursuant to a merger agreement negotiated between AMCORE and Princeton. Further information regarding this exchange of stock is set forth in Note 1 of the Notes to Consolidated Financial Statements included in the 1995 Annual Report to Shareholders, which note is incorporated herein by reference.

A review of the financial performance of the Corporation is contained under the captions "Financial Review" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1995 Annual Report To Shareholders, which is incorporated herein by reference.


COMPETITION

Vigorous competition exists in the major market area where the Corporation and the Bank are presently engaged in business. Competition includes not only commercial banks but also other financial institutions including savings and loan associations, money market and other mutual funds, mortgage companies, leasing and finance companies and a variety of financial services and advisory companies. The principal methods of competition in the banking and financial services industry are quality of services to customers, ease of access to facilities and pricing of services (including interest rates paid on deposits, interest rates charged on loans and fees charged for other non-loan or non-deposit services).


SUPERVISION AND REGULATION

GENERAL

Banks and their holding companies are regulated under both federal and state laws. Consequently, the Corporation and the Bank may be materially affected by applicable statutes, regulations and policies promulgated by regulatory agencies with jurisdiction over the Corporation and the Bank, such as the Federal Reserve Board (FRB), Federal Deposit Insurance Corporation (FDIC), and the Illinois Commissioner of Banks and Trust Companies. The effects of such statutes, regulations and policies may be significant and are often unpredictable because they change from time to time. Furthermore, such statutes, regulations and policies are intended to protect the Bank's depositors and the FDIC's deposit insurance fund, not the Company's or the Bank's stockholders.

Banks and their holding companies are subject to enforcement actions by their regulators for violations of the applicable regulatory statutes, regulations and policies. In addition to compliance with regulatory limitations concerning financial and operating matters, the Corporation and the Bank must file periodic reports and information with their regulators and are subject to examination by each of their regulators.

The statutory requirements applicable to the regulatory supervision of bank holding companies and banks have increased significantly and undergone substantial change in recent years. To a great extent, these changes are embodied in the Financial Institutions Reform, Recovery and Enforcement Act (FIRREA), enacted in August 1989, the Federal Deposit

Insurance Corporation Improvement Act of 1991 (FDICIA), enacted in December 1991, and the regulations promulgated under FIRREA and FDICIA.

Under recently enacted interstate banking legislation, adequately capitalized and managed bank holding companies are permitted to acquire control of a bank in any state. States, however, may prohibit acquisitions of banks that have not been in existence for at least five years. The Federal Reserve Board is prohibited from approving an application if the applicant controls more than 10 percent of the total amount of deposits of insured depository institutions nationwide. In addition, interstate acquisitions would be subject to statewide concentration limits. The Federal Reserve Board would be prohibited from approving an application if, prior to consummation, the applicant controls any insured depository institution or branch in the home state of the target bank, and the applicant, following consummation, would control 30 percent or more of the total amount of deposits of insured depository institutions in that state. This legislation also provides that the provisions on concentration limits do not affect the authority of any state to limit the percentage of the total amount of deposits in the state which would be held or controlled by any bank or bank holding company to the extent the application of this limitation does not discriminate against out-of-state institutions. States may also waive the statewide concentration limit. The legislation authorizes the Federal Reserve Board to approve an application without regard to the 30 percent state-wide concentration limit, if the state allows a greater percentage of total deposits to be so controlled, or the acquisition is approved by the state bank regulator and the standard on which such approval is based does not have the effect of discriminating against out-of-state institutions.

Recently enacted interstate branching legislation permits banks to merge across state lines, thereby creating a main bank in one state with branches in other states. Approval of interstate bank mergers will be subject to certain conditions: adequate capitalization; adequate management; Community Reinvestment Act (CRA) compliance; deposit concentration limits (as set forth above); and compliance with federal and state antitrust laws. An interstate merger transaction may involve the acquisition of a branch without the acquisition of the bank only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank in that state without acquiring the bank. Following the consummation of an interstate transaction, the resulting bank may establish additional branches at any location where any bank involved in the transaction could have established a branch under applicable federal or state law, if such bank had not been a party to the merger transaction.

Interstate branches will be required to comply with host state community reinvestment, consumer protection, fair lending, and intrastate branching laws, as if the branch were chartered by the host state. An exception is provided for national bank branches if federal law preempts the state requirements or if the Office of the Comptroller of Currency (OCC) determines that the state law has a discriminatory effect on out-of-state banks. All other laws of the host state will apply to the branch to the same extent as if the branch were a bank, the main office of which is located in the host state.

The interstate branching by merger provisions will become effective on June 1, 1997, unless a state takes legislative action prior to that date. States may pass laws to either "opt-in" before June 1, 1997, or to "opt-out" by expressly prohibiting merger transactions involving out-of-state banks, provided the legislative action is taken before June 1, 1997.

The effects on the Corporation of such recent changes in interstate banking law cannot be accurately predicted, but it is likely that there will be increased competition from national and regional banking firms headquartered outside of Illinois that may have greater resources than the Corporation.

The following discussion constitutes a brief summary of the current regulatory framework affecting the Corporation and the Bank. The discussion is not a complete statement of all legal restrictions and requirements applicable to the Corporation and the Bank. Reference should be made to applicable statutes, regulations and other regulatory pronouncements for a complete understanding of this framework.

REGULATION OF BANK HOLDING COMPANIES

The Corporation is a registered bank holding company within the meaning of the
Bank Holding Company Act of 1956, as amended (BHCA).   As such, the Corporation
is subject to regulation, supervision and examination by the FRB. The Corporation is also subject to the limitations and requirements of the Illinois Bank Holding Company Act (IBHCA). The business and affairs of the Corporation are regulated in a variety of ways, including limitations on acquiring control of other banks and bank holding companies, on activities and investments, on interstate acquisitions, on regulatory capital requirements and on payment of dividends. Also, the FRB expects a bank holding company to act as a source of financial strength to banks that it owns or controls. As a result, the FRB could require the Corporation to commit resources to support the Bank in circumstances in which the Corporation might not otherwise do so.

ACQUISITION OF BANKS AND BANK HOLDING COMPANIES

Under the BHCA, a bank holding company generally may not (1) acquire, directly or indirectly, more than 5% of the outstanding shares of any class of voting securities of a bank or bank holding company; (2) acquire control of a bank or another bank holding company; (3) acquire all or substantially all the assets of a bank; or (4) merge or consolidate with another bank holding company, without first obtaining FRB approval. In considering an application with respect to any such transaction, the FRB is required to consider a variety of factors, including the potential anti-competitive effects of the transaction, the financial condition and future prospects of the combining and resulting institutions, the managerial resources of the resulting institutions, the convenience and needs of the communities the combined organization would serve, the record of performance of each combining organization under the Community Reinvestment Act and the Equal Credit Opportunity Act, and the prospective availability to the FRB of information appropriate to determining ongoing regulatory compliance with applicable banking laws. In addition, both the federal Change in Bank Control Act and the Illinois Banking Act (IBA) would impose limitations on the ability of one or more individuals or other entities to acquire control of the Corporation or the Bank.

The BHCA generally imposes certain limitations on extensions of credit and other transactions by and between banks that are members of the Federal Reserve System and other banks and non-bank companies in the same holding company. Under the BHCA and the FRB's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

The BHCA prohibits a bank holding company from acquiring control of a bank whose principal office is located outside of the state in which its principal place of business is located unless specifically authorized by applicable state law. The IBHCA permits Illinois bank holding companies to acquire control of banks in any state and permits bank holding companies whose principal place of business is in another state to acquire control of Illinois banks or bank holding companies if that state affords reciprocal rights to Illinois bank holding companies and certain other requirements are met.

The restrictions described above represent limitations on expansion by the Corporation and the Bank, the acquisition of control of the Corporation by another company and the disposition by the Corporation of all or a portion of the stock of the Bank or by the Bank of all or a substantial portion of its assets.

PERMITTED NON-BANKING ACTIVITIES

The BHCA generally prohibits a bank holding company from engaging in activities or acquiring or controlling, directly or indirectly, the voting securities or assets of any company engaged in any activity other than banking, managing or controlling banks and bank subsidiaries or another activity that FRB has determined, by regulation or otherwise, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Subject to certain exceptions, before making any such acquisition or engaging in any such activity, a bank holding company must obtain the approval of the FRB as provided in applicable regulations.

In evaluating such applications, the FRB will consider, among other relevant factors, whether permitting the bank holding company to engage in the activity in question can reasonably be expected to produce benefits to the public (such as increased convenience, competition or efficiency) that outweigh any possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest or safety and soundness concerns).

Notwithstanding applicable restrictions on acquisition of control of banks, bank assets, bank holding companies and companies engaged in permitted non-banking activities, a bank holding company may acquire, without the prior approval of the FRB, 5% or less of the outstanding shares of any class of voting securities of a company, assuming the investment does not otherwise result in control of such company. The BCHA prohibits bank holding companies, with certain exceptions, from acquiring direct or indirect ownership of more than 5% of the voting securities of any company that is not a bank or does not engage in any of the activities described in the first paragraph of this subsection.

CAPITAL REQUIREMENTS

Regulatory capital requirements applicable to all regulated financial institutions, including bank holding companies and banks, have increased significantly in recent years and further increases are possible in future periods. The FRB has adopted risk-based capital standards for bank holding companies. The articulated objectives of Congress and the FRB in establishing a risk-based method of measuring capital adequacy are (i) to make regulatory capital requirements applicable to bank holding companies more sensitive to differences in risk profiles among bank holding companies; (ii) to factor off-balance-sheet liabilities into the assessment of capital adequacy;
(iii) to reduce disincentives for bank holding companies to hold liquid, low risk assets; and (iv) to achieve greater consistency in the evaluation of capital adequacy of major banking organizations throughout the world by conforming to the framework developed jointly by supervisory authorities from countries that are parties to the so-called "Basle Accord" adopted by such supervisory authorities in July 1988.

The FRB requires bank holding companies to maintain a minimum ratio of risk-weighted capital to total risk-adjusted assets. Banking organizations, however, generally are expected to operate well above the minimum risk-based ratios. Risk-adjusted assets include a "credit equivalent amount" of off-balance-sheet items, determined in accordance with conversion formulae set forth in the FRB's regulations. Each asset and off-balance-sheet item, after certain adjustments, is assigned to one of four risk-weighting categories, 0%, 20%, 50% or 100%, and the risk-adjusted values then are added together to determine risk-weighted assets.

A bank holding company must meet two risk-based capital standards, a "core" or "Tier 1" capital requirement and a total capital requirement. The current regulations require that a bank holding company maintain Tier 1 capital equal to 4% of risk-adjusted assets and total capital equal to 8% of risk-adjusted assets. Tier 1 capital must represent at least 50% of total capital and may consist of those items defined in applicable regulations as core capital elements. Core capital elements include common stockholders' equity; qualifying noncumulative, nonredeemable perpetual preferred stock; qualifying (i.e., up to 25% of total Tier 1 capital) cumulative, nonredeemable perpetual preferred stock; and minority interests in the equity accounts of consolidated subsidiaries. Core capital excludes goodwill, other intangible assets required to be deducted in accordance with applicable regulations, and the effect of unrealized net gains (losses) on available-for-sale securities.

Total capital represents the sum of Tier 1 capital plus "Tier 2" capital, less certain deductions. Tier 2 or "supplementary" capital consists of allowances for loan and lease losses; perpetual preferred stock (to the extent not included in Tier 1 capital); hybrid capital instruments; perpetual debt; mandatory convertible debt securities; term subordinated debt; and intermediate term preferred stock, in each case subject to applicable regulatory limitations. The maximum amount of Tier 2 capital that may be included in an organization's qualifying total capital cannot exceed 100% of Tier 1 capital. In determining total capital, a bank holding company must deduct from the sum of Tier 1 and Tier 2 capital its investments in unconsolidated subsidiaries; reciprocal holdings of certain securities of banking organizations; and other deductions required by regulation or determined on a case-by-case basis by the appropriate supervisory authority.

Another capital measure, the Tier 1 leverage ratio, is defined as Tier 1 capital divided by average total assets (net of allowance for losses and goodwill). The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and good earnings. Other banking organizations are expected to have ratios of at least 4%-5%, depending upon their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization.

The failure of a bank holding company to meet its risk-weighted capital ratios may result in supervisory action, as well as inability to obtain approval of any regulatory applications and, potentially, increased frequency of examination. The nature and intensity of the supervisory action will depend upon the level of noncompliance. Under the IBHCA, no bank holding company may acquire control of a bank if, at the time it applies for approval or at the time the transaction is consummated, its ratio of total capital to total assets as determined in accordance with then applicable FRB regulations, is or will be less than 7%.

Banks and bank holding companies are required to comply with regulatory risk-based capital guidelines. Since the Corporation has consolidated assets of less than $150 million, regulatory minimum capital tests are applied primarily to the subsidiary bank.

Risk-based capital ratios focus principally on broad categories of credit risk and do not incorporate factors that can affect the Corporation's financial condition, such as overall interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, investment or loan portfolio concentrations, the quality of loans and investments, the effectiveness of loan and investment policies and management's ability to monitor and control financial and operating risks. For this reason, the overall financial health of the Corporation and the Bank and the assessment of the Corporation and the Bank by various regulatory agencies may differ from conclusions that might be drawn solely from the level of the Corporation's or the Bank's risk-based capital ratios.

DIVIDENDS

The FRB has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends which exceed its net income or which could only be funded in ways that would weaken its financial health, such as by borrowing. The FRB also may impose limitations on the payment of dividends as a condition to its approval of certain applications, including applications for approval of mergers and acquisitions.

REGULATION OF BANKS

The Bank is a banking corporation organized under the IBA. As such it is subject to regulations, supervision and examination by the Illinois Commissioner of Banks and Trust Companies (Commissioner). The Bank is a member of the Federal Reserve System and, therefore, subject to regulation, supervision and examination by the FRB. The deposit accounts of the Bank are insured up to the applicable limits by the FDIC's Bank Insurance Fund (BIF). Thus, the Bank is also subject to regulation, supervision and examination by the FDIC.

The business affairs of the Bank are regulated in a variety of ways.
Regulations apply to, among other things, insurance of deposit accounts, the Bank's capital ratios, payment of dividends, liquidity requirements, the nature and amount of the investments that the Bank may make, transactions with affiliates, community and consumer lending laws, internal policies and controls, reporting by and examination of the Bank and changes in control of the Bank.

DEPOSIT INSURANCE

As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. FDICIA authorized the FDIC to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the FDIC adopted a transitional risk-based assessment system, effective January 1, 1993, under which each insured depository institution was placed into one of nine categories and assessed insurance premiums accordingly. These premiums ranged from .23% to .31% of deposits included in an institution's "assessment base," depending upon its level of capital and evaluation of other supervisory factors. A bank's assessment base generally includes all of its demand, time and savings deposits, regardless of whether they are FDIC insured.

Institutions classified as "well-capitalized" (SEE "Regulation of Banks--Capital Requirements," below) and part of a supervisory subgroup of financially sound institutions with a few minor weaknesses would pay the lowest premium while institutions that are "undercapitalized" (SEE "Regulation of Banks--Capital Requirements," below) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. A permanent risk-based assessment system became effective on January 1, 1994. The permanent risk-based assessment system adopted by the FDIC was substantially the same as the transitional system.

The FDIC Bank Insurance Fund (BIF) reached its congressionally mandated level during the second quarter of 1995. In September, new assessment rates were retroactively put into effect as of June 1, 1995. As a result, all BIF insured institutions received refunds representing the difference between the old and new rates plus interest. On September 15, 1995, the Bank received a refund of approximately $35,000. The Bank continues to pay the lowest assessment rate, reduced to .04% of average deposits as of June 1, 1995, and to zero as of January 1, 1996, from the previous level of .23% of average deposits. The lowest assessment rate is applied to well capitalized institutions in the supervisory group representing the least risk.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after hearing, that the institution has engaged or is engaging in unsafe or unsound banking practices, is in a condition that is unsafe or unsound for the continuation of operations or otherwise has violated any applicable law, regulation or order, or any condition imposed in writing by or in a written agreement with the FDIC. The FDIC also may suspend deposit insurance temporarily during the pendency of a proceeding to terminate insurance if the institution has no tangible capital. Management of the Corporation is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

CAPITAL REQUIREMENTS

The FRB regulations establish the same three minimum capital standards for insured state banks as they do for bank holding companies. Under the FRB regulations, the Bank's capital ratios are computed in a manner substantially similar to the manner in which bank holding company capital ratios are determined (SEE "Regulation of Bank Holding Companies--Capital Requirements," above). The FRB capital requirements are minimum requirements and higher levels of capital will be required if warranted by the particular circumstances or risk profile of an individual bank.

FDICIA provided the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions.
The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, a bank would be considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater,
(iii) has a leverage ratio of 5% or greater AND (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" bank is defined under the regulations as one that (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 4% or greater, (iii) has a leverage ratio of 4% or greater (or 3% in the case of a bank with the highest composite regulatory examination rating that is not experiencing or anticipating significant growth) AND (iv) does not meet the definition of a well capitalized bank. A bank would be considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% OR
(iii) a leverage ratio of less than 4% (or 3% in the case of a bank with the highest composite regulatory examination rating that is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% OR (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets of equal to or less than 2%. The regulations would permit the appropriate federal banking regulator to downgrade a bank to the next lower category if the regulator determines (i) after notice and opportunity for hearing or response, that the bank is in an unsafe or unsound condition or (ii) that the bank has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam.

As of December 31, 1995, the Bank qualified as "well capitalized," with a total risk-based capital ratio of 22.34%, a Tier 1 risk-based capital ratio of 21.15% and leverage ratio of 9.10%.

Depending upon the capital category to which an institution is assigned, the regulators' corrective powers, many of which are mandatory in certain circumstances, include prohibition on capital distributions; prohibition of payment of management fees to controlling persons; requiring the submission of a capital restoration plan; placing limits on asset growth; limiting acquisitions, branching or new lines of business; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rates that the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution.

DIVIDENDS

Under the IBA, the Bank is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits, provided that it shall retain in its surplus at least one-tenth of its net profits since the date of the declaration of its most recent previous dividend until said additions to surplus, in the aggregate, equal at least the paid-in-capital of the Bank. In no event may the Bank, while it continues its banking business, pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts).

The FRB permits a state member bank such as the Bank to pay dividends, while it continues its banking operations, in an amount not greater than its net profits then on hand, after deducting therefrom its losses and bad debts. No state member bank may pay as a dividend a portion of its paid-in capital and no state member bank may pay dividends if its accumulated losses equal or exceed its undivided profits then on hand. The FRB policy statement described above (SEE "Regulation of Bank Holding Companies--Dividends," above) also applies to the payment of dividends by state member banks. Accordingly, it is the FRB's view that a state member bank experiencing earnings weaknesses should not pay cash dividends exceeding current net income or that only can be funded in ways that weaken the bank's financial health, such as by borrowing.

INSIDER AND AFFILIATE TRANSACTIONS

The Bank is subject to certain restrictions imposed by the Federal Reserve Act and the IBA on, among other transactions, any extensions of credit to the Corporation and its subsidiaries, on investments in the stock or other securities of the Corporation and its subsidiaries and on the acceptance of the stock or other securities of the Corporation or its subsidiaries as collateral for loans made by the Bank.

Certain limitations and reporting requirements also are placed on extensions of credit by the Bank to principal stockholders of the Corporation and to directors and certain executive officers of the Corporation, its non-bank subsidiaries and the Bank and to "related interests" of such principal stockholders, directors and officers. In addition, any director or officer of the Corporation or the Bank or principal stockholder of the Corporation may be limited in his or her ability to obtain credit from banks with which the Bank maintains a correspondent relationship.

COMMUNITY INVESTMENT AND CONSUMER PROTECTION LAWS

In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the Federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, the Equal Credit Opportunity Act, Fair Credit Reporting Act and the CRA and is subject to similar Illinois laws applicable to, among other things, usury, credit discrimination and business practices.

The CRA requires banks to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. Under FIRREA, the responsible banking regulatory agency must conduct annual CRA examinations of insured financial institutions and to assign to them a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory."

The federal banking regulatory agencies will take into account the CRA ratings of combining organizations and their level of compliance with the Equal Credit Opportunity Act in connection with acquisitions involving the change and control of a financial institution and, if any of the combining institutions have CRA ratings of "needs improvement" or "unsatisfactory," the agency in question may deny the application on CRA grounds or require corrective action as a condition of its approval. In 1995, the Bank's CRA rating was "satisfactory."

ANNUAL AUDIT, REPORTING AND MANAGERIAL CONTROL REQUIREMENTS

Under FDICIA, the FDIC was required to promulgate regulations requiring FDIC-insured financial institutions over a certain size to have an annual independent audit of their financial statements in accordance with generally accepted auditing standards, to have an independent audit committee of outside directors, and to file with the FDIC and their respective primary federal regulators annual reports, attested to by their independent auditors, as to their internal control structure and compliance with certain designated laws and regulations (including laws and regulations governing insider transactions and payment of dividends). The FDIC's regulations apply these requirements to insured depository institutions with total assets of $500 million or more. The requirements can be satisfied by audit procedures adhered to by a parent entity such as the Corporation that is consolidated with the Bank for financial reporting purposes.

BROKERED DEPOSITS

The FDIC has issued a rule regarding the ability of depository institutions to accept brokered deposits, i.e., deposits obtained through a deposit broker. The rule provides that (i) an "undercapitalized" institution is prohibited from accepting, renewing or rolling over brokered deposits, (ii) an "adequately capitalized" institution must obtain a waiver from the FDIC before accepting, renewing or rolling over brokered deposits and is subject to limitations on the rate of interest payable on brokered deposits, and (iii) a "well capitalized" institution may accept, renew or roll over brokered deposits without restriction. At December 31, 1995, the Bank was

"well capitalized" for purposes of this rule, and the Corporation does not anticipate that the brokered deposit rule will have an adverse effect on its operations.

OTHER FDICIA RULES

Other rules adopted or currently proposed to be adopted pursuant to FDICIA include: (i) real estate lending standards for banks, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (ii) revisions to the risk-based capital rules to account for interest rate risk, concentration of credit risk and the risks posed by "non-traditional activities"; (iii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (iv) rules implementing the FDICIA provision prohibiting, with certain exceptions, state member banks from making equity investments of types and amounts not permissible for national banks; and
(v) rules addressing various "safety and soundness" issues, including operations and managerial standards, standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal shareholders of the depository institution.

CHANGE IN CONTROL

As an Illinois bank, the Bank is subject to the rules regarding change in control of Illinois banks contained in the IBA. The Corporation is also subject to these rules by virtue of its control of the Bank. Generally, the IBA provides that no person or entity or group of affiliated persons or entities may, without the Commissioner's consent, directly, or indirectly, acquire control of an Illinois bank. Such control is presumed if any person owns or controls 20% or more of the outstanding stock of an Illinois bank or such lesser amount as would enable the holder or holders, by applying cumulative voting, to elect one director of the bank.

In evaluating an application for acquisition of control of an Illinois bank or bank holding company, in addition to the Commissioner's consideration of other factors deemed relevant, the Commissioner must find that the character of the proposed management of the bank, after the change in control, will assure reasonable promise of successful, safe and sound operation; that the future earnings prospects of the bank after the proposed change in control are favorable; and that any prior involvement that the proposed controlling persons or the proposed management of the institution after the change in control have had with any other financial institution has been conducted in a safe and sound manner.


CONSOLIDATED FINANCIAL AND STATISTICAL PROFILE

The financial and statistical data presented in the following pages follows the Industry Guide 3 requirements as promulgated by the Securities and Exchange Commission. This data should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the discussion included in the "Financial Review" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, all of which are included in the 1995 Annual Report to Shareholders and are incorporated herein by reference. The statistical data provided herein is unaudited. All tabular information is in thousands (000's). There were no foreign activities by the Corporation or the Bank during any of the periods shown.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND
  INTEREST DIFFERENTIAL

The Schedule on page 16 sets forth the Corporation's consolidated average balance sheets, interest rates and yields, net interest income and net interest margin for the three years ended December 31, 1995. Interest income on loans includes loan fees. The Corporation's investment in Princeton, together with the earnings thereon, are presented in the Schedule as a component of "Investments".

The Schedule on page 17 sets forth the variances in net interest income which
are due to changes in volume and rate.   Changes in net interest income which
are due to both volume and rate are allocated to changes in volume and changes in rate on an absolute basis. Non-accrual loans, which are not considered material by management, are included in the loan volumes presented.

                                       TABLE 1
            ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES
                 For the Years Ended December 31, 1995, 1994 and 1993



                                  ---------------1995------------- ---------------1994------------ --------------1993--------------
                                                 ----                             ----                           ----
                                   Average               Average    Average               Average   Average                Average
ASSETS                             Balance    Interest     Rate     Balance    Interest    Rate     Balance   Interest       Rate
- ------                             -------    --------     ----     -------    --------    ----     -------   --------       ----

Securities (2)(5)                $  25,893    $  1,580     6.10%   $  27,651   $  1,393    5.04%   $  23,831  $  1,465       6.15%
Federal funds sold                   8,253         481     5.83        6,685        277    4.14        7,699       230       2.99
Loans (1)(3)                        28,711       2,531     8.82       30,039      2,410    8.02       35,054     2,877       8.21
                                 ---------    --------             ---------   --------            ---------  --------
  Interest earning assets           62,857       4,592     7.31       64,375      4,080    6.34       66,584     4,572       6.87

Non-interest earning assets(6)       5,334                             7,434                           8,350
                                 ---------                         ---------                       ---------
  Average assets(4)              $  68,191                         $  71,436                       $  74,558
                                 ---------                         ---------                       ---------
                                 ---------                         ---------                       ---------
LIABILITIES AND
  STOCKHOLDERS' EQUITY
  --------------------
Deposits                         $  46,285       1,598     3.45%   $  49,933      1,397    2.80%   $  52,867     1,560       2.95%
Note payable                           600          54     9.00          707         50    7.07          700        43       6.14
                                 ---------    --------             ---------   --------            ---------  --------
  Interest bearing
    liabilities                     46,885       1,652     3.52       50,640      1,447    2.86       53,567     1,603       2.99
                                              --------                         --------                       --------
  Net interest income                         $  2,940                         $  2,633                       $  2,969
                                              --------                         --------                       --------
                                              --------                         --------                       --------
  Net yield on interest
    earning assets                                         4.68%                           4.09%                             4.46%
  Interest bearing liabilities
    to earning assets ratio                               74.59%                          78.66%                            80.45%

Non-interest bearing
  liabilities                       12,964                            13,286                          14,128

Stockholders' equity                 8,342                             7,510                           6,863
                                 ---------                         ---------                       ---------
  Average liabilities and
    stockholders' equity         $  68,191                         $  71,436                       $  74,558
                                 ---------                         ---------                       ---------
                                 ---------                         ---------                       ---------

(1) Interest income on loans includes loan origination and other fees of $93 for 1995, $95 for 1994 and $150 for 1993.
(2) Securities income is reflected on a fully tax equivalent basis utilizing a 34% rate for municipal securities and a 70% rate for dividends received.
(3) Non-accrual loans are included in average loans.
(4) Average balances are derived from the average daily balances.
(5) The 1995 and 1994 rate information was calculated based upon average amortized costs for securities.
(6) The 1995 average balance information includes an average valuation allowance for taxable securities of $(217).

The components of the changes in net interest income are shown in Table 2. Table 2 allocates changes in net interest income between amounts attributed to changes in rate and changes in volume for the various categories of interest-earning assets and interest-bearing liabilities.

                                       TABLE 2
                  ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE



                                           1995 - 1994                        1994 - 1993
                                -------INCREASE (DECREASE)------    -------INCREASE (DECREASE)------
                                             Change      Change                  Change      Change
                                  Total      Due to      Due to       Total      Due to      Due to
INTEREST INCOME                  Change      Volume       Rate       Change      Volume        Rate
- ---------------                  ------      ------       ----       ------      ------        ----
Securities                      $   187     $   (93)    $   280     $   (72)    $   215     $  (287)
Federal funds sold                  204          75         129          47         (33)         80
Loans                               121        (110)        231        (467)       (404)        (63)
                                -------     -------     -------     -------     -------     -------

  Total interest income             512        (128)        640        (492)       (222)       (270)
                                -------     -------     -------     -------     -------     -------

INTEREST EXPENSE
- ----------------
Deposits                            201        (108)        309        (163)        (84)        (79)
Note payable                          4          (8)         12           7           -           7
                                -------     -------     -------     -------     -------     -------

  Total interest expense            205        (116)        321        (156)        (84)        (72)
                                -------     -------     -------     -------     -------     -------

    Net interest
     earnings                   $   307     $   (12)     $  319     $  (336)     $ (138)    $  (198)
                                -------     -------     -------     -------     -------     -------
                                -------     -------     -------     -------     -------     -------


Provision for Loan Losses

Credit quality and collection experience continued to be good in 1995, resulting in no provision for loan losses during the year compared to a modest $2,000 provision for loan losses in 1994. See additional discussion under "Financial Condition" below.

Noninterest Income

As discussed in note 2 to the accompanying consolidated financial statements, in August 1994 the Corporation received shares in AMCORE in exchange for previously owned shares of Princeton pursuant to a merger of these entities, and recorded a gain of $1.5 million. In 1995, the Corporation received $103,000 in dividend income from its AMCORE investment. This is included in interest and dividend income in the December 31, 1995 consolidated income statement. In 1994, the Corporation recognized $127,000 of income on its investment in Princeton as equity income in an unconsolidated non-affiliate and $58,000 of dividend income from its AMCORE investment. The equity income from Princeton is included in other income in the consolidated income statement and the dividend income from AMCORE is included in interest and dividend income.

SECURITIES PORTFOLIO

The following tables show the maturity distribution of the securities portfolio and the weighted average yield of the portfolio at December 31, 1995. The carrying amounts of the portfolio at December 31, 1995 and 1994 are found in
Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report to Shareholders, which is incorporated herein by reference.


                                           Weighted            Weighted            Weighted            Weighted            Weighted
                                 One Year   Average   One to    Average     Five    Average     Over   Average              Average
                                  or Less    Yield     Five     Yield      to Ten    Yield       Ten    Yield      Total     Yield
                                  -------    -----     ----     -----      ------    -----       ---    -----      -----     -----
Held to maturity
  U.S. Treasury
    securities                   $  3,998     6.31%  $  2,027     5.69%   $     -        -%  $      -        -%  $  6,025     6.01%
  U.S. Govern-
    ment agencies                       -        -      2,500     4.19          -        -          -        -      2,500     4.19
  States and
    political
    subdivisions                      989     5.66        704     6.34          -        -          -        -      1,693     5.94
  Mortgage-backed
    securities                          -        -          -        -          -        -      2,800     5.05      2,800     5.05
  Collateralized
    mortgage
    obligations                         -        -          -        -          -        -        115     8.92        115     8.92
  Corporate bonds
    and other                          25     5.50      1,395     5.98          -        -          -        -      1,420     6.19
                                 --------            --------             -------            --------            --------
Total held to
  maturity                          5,012     6.18      6,626     5.25          -        -      2,915     5.18     14,553     5.59

Available for sale

  Equity securities                 2,836      N/A          -        -          -        -          -        -      2,836      N/A
                                 --------            --------             -------            --------            --------
Total securities                 $  7,848     6.18%  $  6,626     5.39%   $     -        -%  $  2,915     5.20%  $ 17,389     5.59%
                                 --------            --------             -------            --------            --------
                                 --------            --------             -------            --------            --------

The maturity distribution and weighted average yield data presented above have been completed on the basis of contractual maturity or call date, if applicable. With respect to mortgage-backed securities, maturities and yields have been presented based on the year of final contractual maturity because scheduled principal repayments in earlier periods are not readily available. However, individual borrowers within these mortgage-backed securities have the right to prepay obligations, which will cause expected maturities to differ from contractual maturities.

The weighted average yield has been computed by dividing annualized interest revenue, including the accretion of discounts and the amortization of premiums, by the carrying value of securities. The weighted average yield of tax exempt obligations has been calculated on a taxable equivalent basis using the maximum statutory tax rate (34%) available to the Corporation.

The investment policy of the Corporation requires securities to be U.S. Government direct obligations, U.S. Government agency obligations, approved issuers of Commercial Paper, certificates and time deposits of approved commercial banks, general obligations of at least "A"-rated municipalities, corporate securities, and certain mortgage-backed securities and collateralized mortgage obligations. Investments in revenue or special purpose municipal obligations are not purchased for the portfolio. The policy emphasizes the purchase of short and intermediate term securities.

On August 1, 1994, First State Bancorp of Princeton, Illinois, Inc., which was an unconsolidated non-affiliate, 20% owned by the Corporation, was acquired by AMCORE. In the acquisition, the Corporation received 194,623 shares of AMCORE common stock in exchange for 106,062 shares of Princeton. On the date of the exchange of shares, the Corporation recorded a gain of $1,509,907 to adjust the carrying value of its Princeton investment to the fair value of the AMCORE shares received. The AMCORE shares are classified as available-for-sale and are carried at fair value. Prior to August 1, 1994, the Corporation used the equity method of accounting to account for its interest in Princeton. Under this method, the original investment was recorded at cost and adjusted by the Company's share of undistributed earnings or losses of Princeton.

As of December 31,1995, the carrying value of AMCORE exceeded 10% of stockholders' equity. Because the AMCORE investment is designated as an available-for-sale security, it is carried at market value ($2,836,304 at December 31, 1995). The Corporation's amortized cost basis in the AMCORE investment at year end 1995 was $2,980,927. The Corporation had no other significant concentrations of investments (greater than 10% of stockholders' equity) in any individual security issue except for U.S. Treasury securities and obligations of U.S. Government agencies and corporations as of December 31, 1995. In addition, the Corporation holds no securities issued by municipalities of any state which in the aggregate exceed 10% of stockholders' equity at December 31, 1995.

LOAN PORTFOLIO

The major classifications of the Corporation's loan portfolio can be found in
Note 4 of the Notes to Consolidated Financial Statements included in the 1995 Annual Report to Shareholders, which note is incorporated herein by reference. The Corporation has no foreign loans, real estate development, or oil and gas exploration or development loans.

The major emphasis of the Corporation's lending policy is lending for the purposes of acquiring and holding real estate or the making of loans for other purposes, which are secured by real estate. Loans are usually made in the Bank's primary market area. The policy addresses the types of loans to be made, the advances against value and the desirable maturities and amortization schedules.

Maturities (based on contractual terms) in the Corporation's commercial and construction loan portfolio and an analysis of the interest rate sensitivity at December 31, 1995 are summarized below:


                                                   One Year       One to          Over
                                                   or Less      Five Years     Five Years        Total
                                                   -------      ----------     ----------        -----
Loan Maturity Distribution ($000)
- --------------------------

Commercial and industrial                         $   1,312      $   3,930      $       -      $   5,242

Real estate - construction                              172              -              -            172
                                                  ---------      ---------      ---------      ---------

    Total                                         $   1,484      $   3,930      $       -      $   5,414
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------


The total amount of commercial and construction loans maturing after one year which have fixed rates of interest is $2.1 million, while the total amount due after such date which have floating rates of interest is $1.8 million.

Loan Portfolio-Risk Elements

The Corporation's nonperforming assets include: impaired loans; non-accrual loans; renegotiated loans; accruing loans which are ninety or more days past due; and real estate acquired in satisfaction of indebtedness. Loans are placed in a non-accrual status at such time as scheduled payments of principal or interest become 90 days past due and such loans are not both well secured and in the process of collection or, alternatively, when in management's opinion, there is reasonable doubt as to the timely collectibility of interest. Interest income is recorded on non-accrual loans to the extent of cash interest payments received, assuming the loan is well secured and in the process of collection as prescribed by the banking regulations.

Statements of Financial Accounting Standards (SFAS) No. 114 and No. 118 became effective January 1, 1995 and consider a loan impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan is collateral dependent. The Bank did not have any impaired loans during the year; therefore, no portion of the allowance for loan losses was specifically allocated for impaired loans at December 31, 1995.

The Board of Directors and management conduct a quarterly review of loan quality and, as part of this process, review monthly all impaired loans, other non-accrual loans, past due loans and other real estate owned.

The nonperforming assets of the Corporation as of December 31, 1995 and 1994 are indicated below:

NONPERFORMING ASSETS ($000)


                                                           1995      1994
                                                           ----      ----
    Non-accrual loans                                    $    39   $    42
    Renegotiated loans                                        71        73
    Impaired loans                                             -         -
    Loans ninety days past due and
      still accruing interest                                 91         -

    Other real estate owned                                    -         -
                                                         -------   -------

    Total nonperforming assets                           $   201   $   115
                                                         -------   -------
                                                         -------   -------


The effect of non-accrual loans upon interest income is not deemed to be material by management.

There are no loan concentrations in any one industry which exceed 10% of outstanding loans. There are no other assets which are required to be disclosed as having a "risk element".

SUMMARY OF LOAN LOSS EXPERIENCE

Management and the Board of Directors evaluate the loans in the portfolio against many criteria, including current economic conditions, a borrower's financial position, certain financial ratios, cash flow, net worth, value of collateral and guarantees. It is against these, and other criteria, that a loan is evaluated for possible charge off as an uncollectible debt. In evaluating the adequacy of the allowance for loan losses, management relies on its quarterly review of the loan portfolio to ascertain whether there are probable losses which must be written off and to assess the risk characteristics and the probability of loss in the portfolio taken as a whole.

As mentioned previously, SFAS No. 114 and SFAS No. 118 were adopted in January 1995. The standards require management to value impaired loans based on discounted expected cash flows or collateral values. A portion of the allowance for loan losses is then allocated to each impaired loan. The effect of adopting these standards in 1995 did not impact the Corporation's provision for loan losses.

Loan loss experience for the two years ended December 31, 1995 is summarized as follows:

Allowance For Loan Loss Activity ($ 000)
- --------------------------------


                                                         1995          1994
                                                         ----          ----
  Balance at beginning of year                         $   350       $   379
  Charge-offs:
    Commercial                                               -            25
    Installment                                              3             6
                                                       -------       -------
    Total charge-offs                                        3            31
  Recoveries:
    Installment                                             (7)            -
                                                       -------       -------
    Total recoveries                                        (7)            -
                                                       -------       -------
  Net charge-offs                                           (4)           31
  Provision charged to expense                               -             2
                                                       -------       -------
  Balance at end of year                               $   354       $   350
                                                       -------       -------
                                                       -------       -------
Ratios:
Net charge-offs (recoveries) to:
  Average total loans                                     (.01)%         .10%
  Total loans at year-end                                 (.02)          .11
  Allowance for loan losses at beginning of year         (1.25)         8.25
Allowance for loan losses to:
  Average total loans                                     1.23          1.16
  Total loans at year-end                                 1.32          1.19


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Management has determined, that due to the relatively small size of the Corporation's loan portfolio and related credit losses, there are no analytical procedures that will result in an accurate allocation of the allowance account. Accordingly, management does not have a specific allocation of the allowance account. However, management does consider the various elements of the portfolio and it recommends to the Board of Directors each quarter the amount by which the allowance account should be augmented in order to account for, among other things, changes in the makeup of the portfolio, changing economic conditions, the number and amount of risk elements identified in the portfolio, and any other circumstances which may have an impact upon the allowance account.

DEPOSITS

The distribution of the major components of deposits as of December 31, 1995 and 1994 are summarized in Note 6 of the Notes to Consolidated Financial Statements included in the 1995 Annual Report to Shareholders, which note is incorporated herein by reference. The following is a maturity distribution of time certificates of deposit of $100,000 or more at December 31, 1995.


                                                              Balance       %
                                                              -------       -
    Maturity:
    Three months or less                                     $ 4,674      48.2%
    Over three months to six months                            3,359      34.6
    Over six months to one year                                1,204      12.4
    Over one year                                                463       4.8
                                                             -------    ------

      Total                                                  $ 9,700     100.0%
                                                             -------    ------
                                                             -------    ------


SHORT TERM BORROWINGS

The Corporation had no short-term borrowings at December 31, 1995 and 1994.

SELECTED FINANCIAL DATA

Selected financial information and key ratios commonly used in analyzing bank holding company financial statements are set forth in the following table (Dollars in thousands except per share data):



                                                                YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------

                                             1995           1994           1993           1992            1991
                                             ----           ----           ----           ----            ----
SELECTED OPERATING DATA

Net interest income                      $  2,655       $  2,445       $  2,601       $  2,905       $  2,892
Provision for loan losses                       -              2             39             48             41
Other operating income                        840          2,513          1,238          1,393            897
Other operating expense                     2,518          2,736          3,032          2,940          3,014
Cumulative effect of a change
  in accounting principle                       -              -           (187)             -              -
Extraordinary item                              -              -              -              -             46
Net income                                    713          1,440            396            906            606

PER SHARE INFORMATION

   Income before extraordinary
    item and cumulative effect
    of change in accounting
    principle                                3.41           6.65           2.70           4.18           2.53
   Cumulative effect of a change
    in accounting principle                     -              -           (.87)             -              -
   Extraordinary item                           -              -              -              -            .21
   Net income                                3.41           6.65           1.83           4.18           2.74
   Cash dividends declared                    .95           0.90           0.80           0.80           0.80

Average shares outstanding                209,244        216,397        216,397        216,788        221,170
Return on average
 assets (Note i)                             1.04%          2.01%          0.53%          1.24%          0.86%
Return on average
 equity(Note i)                              8.55          19.00           5.77          14.00          10.19
Dividend to net income                      27.85          13.53          43.72          19.14          29.22

Interest rate spread during period           3.79           3.48           3.87           3.89           3.87
Net yield on interest earning assets         4.68           4.09           4.45           4.88           5.10



                                                                YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------

                                             1995           1994           1993           1992            1991
                                             ----           ----           ----           ----            ----
SELECTED FINANCIAL CONDITION DATA

Average balances for
 the period:

   Stockholders' equity                  $  8,342       $  7,510       $  6,863       $  6,475       $  5,942
   Total assets                            68,191         71,436         74,558         73,021         70,286
   Net loans                               28,172         29,666         34,678         35,741         38,309
   Total securities                        25,893         27,651         23,831         20,621         17,732
   Total deposits                          58,126         61,874         65,721         65,013         62,985
   Notes payable and
    other borrowings                          600            707            700            441            125
   Average stockholders' equity
    to average assets                       12.19          10.51           9.20           8.87           8.45

Balance at period end:

   Stockholders' equity                     8,460          7,994          7,107          6,855          6,243
   Total assets                            72,187         68,430         73,873         73,835         70,142
   Net loans                               26,223         28,946         30,769         36,042         34,358
   Total securities                        17,389         27,588         27,680         26,234         15,545
   Total deposits                          62,587         58,429         65,176         65,361         63,109
   Notes payable and other
    borrowings                                  -            880            700            700            125

   Allowance for loan losses                  354            350            379            384            395
   Non-performing loans                       201            115            216            141            539
   Real estate owned and
    other non-performing
    assets                                      -              -              -             49             80
   Total non-performing assets                201            115            216            190            619

   Book value per common
    share (Note ii)                      $  40.53       $  36.94       $  32.84       $  31.68       $  28.23

   Non-performing loans to
    loans receivable net                      .77%          0.40%          0.70%          0.39%          1.57%
   Non-performing assets to
    total assets                              .28           0.17           0.29           0.26           0.88
   Allowance for loan losses
    to non-performing loans                176.12         304.17         175.49         272.34          73.28
   Allowance for loan losses
    to loans receivable                      1.33           1.19           1.22           1.05           1.14

   Stockholders' equity to
    total assets                            11.72          11.68           9.62           9.28           8.90



                                                                YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------

                                             1995           1994           1993           1992           1991
                                             ----           ----           ----           ----           ----
BANK REGULATORY CAPITAL RATIOS

Risk-based capital ratios:
   Tier 1 risk-based capital                21.15%         21.00%         17.80%         16.31%         14.19%
   Total risk-based capital                 22.34          22.24          18.96          17.42          15.28
Tier 1 leverage                              9.10           8.71           8.01           7.94           7.49


Note i --  Computations used in 1995 and 1994 exclude impact of net unrealized gain (loss) on available-for-sale securities.
Note ii -- Stockholders' equity used in 1995, 1994 and 1993 computations includes impact of net unrealized gain (loss) on available-for-sale securities.

ITEM 2. PROPERTIES

The main office and the principal executive offices of the Corporation as well as those of the Bank are located at 196 E. Pearson Street, Chicago, Illinois 60611 in a building known as Water Tower Place. This building is located in the near-north side district of the city, approximately one mile north of the downtown business district. The premises that the Corporation and the Bank occupy are leased under a lease agreement, which expires in December 1996 and which provides for the use of approximately 7,500 square feet of space (7,000 of which is located at the ground and second levels of Water Tower Place at the southeast corner of the building and 500 of which is located on the mezzanine level of Water Tower Place.) Additionally, in 1986 a lease, which expires in April 1997, was signed for the use of 1,850 square feet at 446 E. Ontario Street, Chicago, Illinois as a full-service branch. In 1989, another lease, which also expires in April 1997, was executed at the 446 E. Ontario Street location for an additional 2,150 square feet of office space. Annual rentals of the leased premises, as well as the aggregate future rental payments due under the leases, are in Note 10 of the Notes to Consolidated Financial Statements included in the 1995 Annual Report to Shareholders, which note is incorporated herein by reference.

As discussed in Note 5 to the Consolidated Financial Statements, the Bank entered into a contract to purchase a building at 190 E. Delaware, Chicago to house its main office. The purchase occurred on January 4, 1996. Management anticipates moving into the new building in December 1996 at the time the current lease expires.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                       PART II


ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation acts as its own Transfer Agent and Registrar. Communications may be made to Ms. Yolanda Zarnowska, Corporate Secretary, Security Chicago Corp., 196 East Pearson, Chicago, Illinois 60611.

The Corporation's common stock is held by approximately 621 stockholders of record as of March 15, 1996. The common stock of the Corporation is not traded on any national or regional exchange nor in the over-the-counter market. Accordingly, there is no established market for the Corporation's stock. However, there are trades of the Corporation's stock as a result of private negotiations not involving any broker or dealer. The stock activity known to have occurred during 1995 and 1994 is shown, along with the dividends paid, in the following table.


                                     Average      Number
                                      Share      of Shares
                                      Price       Traded          Dividend
                                      -----       ------          --------
1994
- ----
First Quarter                       $40.00         607           $   .40
Second Quarter                       40.00       4,010                 -
Third Quarter                        35.00       3,880                 -
Fourth Quarter                       35.00       3,548               .50(A)

1995
- ----
First Quarter                       $35.00       9,376               .40
Second Quarter                       40.00       8,420                 -
Third Quarter                        42.00      10,370                 -
Fourth Quarter                       40.00       7,958               .55(B)


   Note A -- The dividend declared in the fourth quarter of 1994 was payable January 3, 1995. It was comprised of a $0.40 per share regular dividend and a $0.10 per share special dividend.

   Note B -- The dividend declared in the fourth quarter of 1995 was payable December 15, 1995. It was comprised of a $0.40 per share regular dividend and a $0.15 per share special dividend.

The Corporation's ability to pay dividends to stockholders is impacted by the ability of the Bank to pay dividends to the Corporation. Restrictions on the Bank's ability to pay dividends are discussed under "Supervision and Regulation
- - Dividends" in Item 1 and in Note 13 of the Notes to Consolidated Financial Statements included in the 1995 Annual Report to Shareholders, which note is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

A summary of the Corporation's results of operations, certain per share data, and a summary of the Corporation's balance sheets for the five years ended December 31, 1995, can be found in the table of Selected Financial Data as previously set forth on pages 24 through 26 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The MD&A information in the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Corporation as of December 31, 1995 and 1994 and for the three years ended December 31, 1995 set forth in the 1995 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable


                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under "Nominees," "Continuing Directors," "Other Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" under the caption "DIRECTORS AND EXECUTIVE OFFICERS" in the Corporation's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders ("Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under "Executive Compensation" under the caption "DIRECTORS AND EXECUTIVE OFFICERS" in the Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT," in the Proxy Statement, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Transactions With Management" under the caption "DIRECTORS AND EXECUTIVE OFFICERS" in the Proxy Statement, is incorporated by reference.

                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                DESCRIPTION OF DOCUMENT

INDEX TO FINANCIAL STATEMENTS

(a) 1. The following financial statements and notes to consolidated financial statements can be found on the pages noted of the 1995 Annual Report to Shareholders, which are incorporated herein by reference.

                                                                      1995
                                                                  Annual Report
                                                                 to Shareholders
                                                                     Page No.
                                                                     --------

FINANCIAL STATEMENTS OF THE CORPORATION

Report of Independent Auditors . . . . . . . . . . . . . . . . . .      15
Consolidated Balance Sheets as of December 31, 1995 and 1994 . . . 16 Consolidated Statements of Income for the years ended
  December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . .      17
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1995, 1994 and 1993 . . . . . .      19
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . .      20
Notes to Consolidated Financial Statements . . . . . . . . . . . .   22-38

FINANCIAL STATEMENTS AND SCHEDULES

(a) 2. The following schedules are included herein as required by Item 8 and
       Item 14(d) of Form 10-K: See Note 12, "Related Party Transactions", of the Notes to Consolidated Financial Statements included in the 1995 Annual Report to Shareholders, which note is incorporated herein by reference.

(a) 3. EXHIBITS

3(a) Restated Certificate of Incorporation and By-Laws, as amended, of the Corporation (Exhibit 3 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986, and December 31, 1987, respectively, incorporated herein by reference) (File #0-11401)

10(a) Information pertaining to the leases of the Bank's premises, are contained in Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990 incorporated herein by reference (File #0-11401)

10(b) "Indemnity Agreement", as approved at 1992 Annual Shareholders Meeting, between Security Chicago Corp. and each of the Directors of the Corporation is contained in Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31,1992 incorporated herein by reference (File #0-11401)

13     Annual Report to Shareholders for the year ended December 31, 1995.

21     A list of all subsidiaries of the Corporation

23 Consent of KPMG Peat Marwick as of December 31, 1993 and for the year then ended

(b)    REPORTS ON FORM 8-K

       None.

(c)    EXHIBITS

       See Item 14 (a)(3) above.


27     Financial Data Schedule

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SECURITY CHICAGO CORP.


                                                 ----------------------------
                                                 James D. Polivka
                                                 Chief Executive Officer


                                                 ----------------------------
                                                 Sarah G. O'Sullivan
                                                 Vice President
                                                 Principal Financial Officer

Dated:  March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                Title            Date
- ---------                                -----            ----

- -------------------------              Director       March 29, 1996
James D. Polivka


- -------------------------              Director       March 29, 1996
Thomas R. Beverlin


- -------------------------              Director       March 29, 1996
Richard S. Bull, Jr.


- -------------------------              Director       March 29, 1996
Ronald A. Landsman


- -------------------------              Director       March 29, 1996
Carol Ware


- -------------------------              Director       March 29, 1996
Wallis L. Weinper


- -------------------------              Director       March 29, 1996
Frank W. Fernandes

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SECURITY CHICAGO CORP.


                                       /s/ James D. Polivka
                                       --------------------------------------
                                       James D. Polivka
                                       Chief Executive Officer


                                       /s/ Sarah G. O'Sullivan
                                       --------------------------------------
                                       Sarah G. O'Sullivan
                                       Vice President
                                       Principal Financial Officer

Dated:  March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                              Title          Date
- ---------                              -----          ----

/s/ James D. Polivka                   Director       March 29, 1996
- -------------------------
James D. Polivka


/s/ Thomas R. Beverlin                 Director       March 29, 1996
- -------------------------
Thomas R. Beverlin


/s/ Richard S. Bull, Jr.               Director       March 29, 1996
- -------------------------
Richard S. Bull, Jr.


/s/ Ronald A. Landsman                 Director       March 29, 1996
- -------------------------
Ronald A. Landsman


/s/ Carol Ware                         Director       March 29, 1996
- -------------------------
Carol Ware


/s/ Wallis L. Weinper                  Director       March 29, 1996
- -------------------------
Wallis L. Weinper


/s/ Frank W. Fernandes                 Director       March 29, 1996
- -------------------------
Frank W. Fernandes

                                     EXHIBIT INDEX

  Exhibit No.           Description                               Page No
  -----------           -----------                               -------

     3(a)               Restated Certificate of
                        Incorporation and By-Laws, as
                        amended, of the Corporation
                        (Exhibit 3 to on Form 10-K for
                        the year ended December 31, 1986,
                        and December 31, 1987,
                        respectively, incorporated herein
                        by reference) (File #0-11401)

     10(a)              Information pertaining to the
                        leases of the Bank's premises, are
                        contained in Exhibit 10 to the
                        Corporation's Annual Report on
                        Form 10-K for the year ended
                        December 31, 1990 incorporated
                        herein by reference (File #0-11401)

     10(b) "Indemnity Agreement", as approved at 1992 Annual Shareholders Meeting, between Security Chicago Corp. and each of the Directors of the Corporation is contained in Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 incorporated herein by reference (File #0-11401)

     13                 Annual Report to Shareholders for year
                        ended December 31, 1995                      35

     21                 A list of all subsidiaries of the
                        Corporation                                  73

     23                 Consent of KMPG Peat Marwick as of
                        December 31, 1993 and for the year
                        then ended                                   74

     27                 Financial Data Schedule