Form 10-Q
period 1996-03-31
SECURITY CHICAGO CORP
filed 1996-05-15
CIK 723926

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      FORM  10-Q
                                      (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:    MARCH 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to
                              --------  --------

Commission file number   0-11401

                                SECURITY CHICAGO CORP.
- --------------------------------------------------------------------------------
                (Exact Name of Registrant as Specified In Its Charter)

         DELAWARE                                              36-3236203
- ----------------------------------------             ---------------------------
     (State or Other Jurisdiction of                         (IRS Employer
    Incorporation or Organization)                         Identification No.)

    196 E. PEARSON, CHICAGO, ILLINOIS                             60611
- ----------------------------------------             ---------------------------
  (Address of Principal Executive Offices)                     (Zip Code)

                                     312/280-0360
- --------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES    X      NO
                               -----        -----

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

                   Class                       Outstanding at April 1, 1996
- ----------------------------------------    -----------------------------------
       Common Stock, par value $5.00        208,714 shares (excluding 31,286
                                                shares held as treasury shares)

                                SECURITY CHICAGO CORP.
                                    AND SUBSIDIARY



                                        INDEX






Part I.  Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 1996
      and December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . .    3

     Condensed Consolidated Statements of Income for the three months
      ended March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . .      4

     Condensed Consolidated Statements of Cash Flows for the three
      months ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . .    5

     Condensed Consolidated Statements of Changes in Stockholders' Equity
      for the three months ended March 31, 1996 and 1995 . . . . . . . . .    6

     Notes to the Condensed Consolidated Financial Statements as of
      March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

  Item 2.  Management's Discussion and Analysis of the Financial Condition
   and Results of Operation. . . . . . . . . . . . . . . . . . . . . . . .    8


Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .   13

                        SECURITY CHICAGO CORP. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)

- --------------------------------------------------------------------------------




                                                                          March 31,     December 31,
                                                                            1996           1995
                                                                             ----           ----
ASSETS
Cash and due from banks                                                   $  5,258      $  3,923
Federal funds sold                                                          16,800        19,900
                                                                           --------      --------

  Total cash and cash equivalents                                           22,058        23,823

Securities available-for-sale                                                2,927         2,836
Securities held-to-maturity (market value:
  1996 - $15,304; 1995 - $14,551)                                           15,371        14,553

Loans, net of unearned discount and deferred loan fees                      26,883        26,577
Less:  Allowance for loan losses                                              (354)         (354)
                                                                           --------      --------
                                                                            26,529        26,223

Property, plant and equipment, net                                           3,002           133
Due from broker for matured securities                                           -         4,085
Accrued interest and other assets                                              417           534
                                                                           --------      --------

                                                                          $ 70,304      $ 72,187
                                                                           --------      --------
                                                                           --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                                     $ 11,106      $ 13,829
  Interest-bearing                                                          49,330        48,758
                                                                           --------      --------
      Total deposits                                                        60,436        62,587

Accrued interest and other liabilities                                       1,229         1,140
                                                                           --------      --------
                                                                            61,665        63,727

Stockholders' equity
  Common stock, $5 par value; 1,000,000 shares
   authorized; 240,000 shares issued                                         1,200         1,200
  Surplus                                                                    1,200         1,200
  Retained earnings                                                          6,962         6,842
  Net unrealized loss on securities
   available-for-sale, net of tax                                              (35)          (94)
  Treasury stock, at cost - 31,286 shares                                     (688)         (688)
                                                                           --------      --------
                                                                             8,639         8,460
                                                                           --------      --------

                                                                          $ 70,304      $ 72,187
                                                                           --------      --------
                                                                           --------      --------




- --------------------------------------------------------------------------------

        See accompanying notes to condensed consolidated financial statements.

                        SECURITY CHICAGO CORP. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except share and per share data)

- --------------------------------------------------------------------------------




                                                                               Three months ended
                                                                                    March 31,
                                                                              1996          1995
                                                                               ----          ----

INTEREST AND DIVIDEND INCOME
Loans, including fee income                                               $    582      $    633
Securities
  Taxable                                                                      194           274
  Tax-exempt                                                                    17            22
Federal funds sold                                                             268            46
Dividends                                                                       23            29
                                                                           --------      --------
                                                                             1,084         1,004

INTEREST EXPENSE
Deposits                                                                       446           355
Notes payable                                                                    -            19
                                                                           --------      --------
                                                                               446           374
                                                                           --------      --------

NET INTEREST INCOME                                                            638           630

Provision for loan losses                                                        -             -
                                                                           --------      --------
                                                                               638           630

OTHER INCOME
Service fees                                                                   153           182
Other income                                                                    35            42
                                                                           --------      --------
                                                                               188           224

OTHER EXPENSES
Salaries and employee benefits                                                 309           291
Occupancy and equipment expense                                                173           150
Professional fees                                                               29            47
Computer service fees                                                           50            55
Other operating expenses                                                        86           121
                                                                           --------      --------
                                                                               647           664
                                                                           --------      --------

Income before income taxes                                                     179           190

Provision for income taxes                                                      59            53
                                                                           --------      --------

NET INCOME                                                                $    120      $    137
                                                                           --------      --------
                                                                           --------      --------

Earnings per share                                                        $   0.57      $   0.65
                                                                           --------      --------
                                                                           --------      --------

Weighted average shares outstanding                                        208,714       210,005




- --------------------------------------------------------------------------------

        See accompanying notes to condensed consolidated financial statements.

                        SECURITY CHICAGO CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

- --------------------------------------------------------------------------------




                                                                               Three months ended
                                                                                    March 31,
                                                                              1996          1995
                                                                               ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                              $    120      $    137
  Adjustments to reconcile net income to net cash provided
   by operating activities
       Provision for depreciation and amortization                              28            24
       Net amortization of investment security premiums/
        discounts                                                                8            13
       Decrease in deferred loan fees                                           (5)          (14)
       Decrease in due to broker                                             4,085             -
       (Increase) decrease in accrued interest receivable and
        other assets                                                           117          (129)
       Increase in accrued interest payable and
        other liabilities                                                       57            78
                                                                           --------      --------
           Net cash provided by operating activities                         4,410           109

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of securities held-to-maturity                    1,168           145
  Purchases of securities held-to-maturity                                  (1,994)            -
  Net increase in loans                                                       (301)         (166)
  Purchases of building and equipment, net                                  (2,897)           (6)
                                                                           --------      --------
     Net cash used in investing activities                                  (4,024)          (27)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits                                                  (2,151)       (2,092)
  Cash dividends paid                                                            -          (108)
  Purchase of treasury stock                                                     -          (246)
                                                                           --------      --------
     Net cash used in financing activities                                  (2,151)       (2,446)
                                                                           --------      --------

Net decrease in cash and cash equivalents                                   (1,765)       (2,364)
Cash and cash equivalents at beginning of period                            23,823        11,256
                                                                           --------      --------
Cash and cash equivalents at end of period                                $ 22,058      $  8,892
                                                                           --------      --------
                                                                           --------      --------

Supplemental disclosure of cash flow information
  Cash paid during period for
     Interest                                                             $    431      $    377
     Income taxes                                                               81             -




- --------------------------------------------------------------------------------

        See accompanying notes to condensed consolidated financial statements.

                        SECURITY CHICAGO CORP. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                               IN STOCKHOLDERS' EQUITY
                    For Three Months Ended March 31, 1996 and 1995
                          (In thousands, except share data)

- --------------------------------------------------------------------------------




                                                                                        Net Unrealized
                                                                                         Gain (Loss)
                                                                                        on Securities
                                                                                         Available-                     Total
                                                     Common                   Retained   for-Sale,       Treasury    Stockholders'
                                                      Stock      Surplus      Earnings   Net of Tax        Stock        Equity
                                                      -----      -------      --------   ----------        -----        ------

Balance at December 31, 1994                         $1,200       $1,200       $6,328        $(329)       $(405)      $7,994

Net income for three months ended March 31, 1995          -            -          137            -            -          137

Purchase of 6,743 treasury shares                         -            -            -            -         (246)        (246)

Change in unrealized gain (loss) on
  securities available-for-sale, net of tax               -            -            -           71            -           71
                                                     ------       ------       ------        -----        -----       ------

Balance at March 31, 1995                            $1,200       $1,200       $6,465        $(258)       $(651)      $7,956
                                                     ------       ------       ------        -----        -----       ------
                                                     ------       ------       ------        -----        -----       ------


Balance at December 31, 1995                         $1,200       $1,200       $6,842         $(94)       $(688)      $8,460

Net income for three months ended March 31, 1996          -            -          120            -            -          120

Change in unrealized loss on
   securities available-for-sale, net of tax              -            -            -           59            -           59
                                                     ------       ------       ------         ----        -----       ------

Balance at March 31, 1996                            $1,200       $1,200       $6,962         $(35)       $(688)      $8,639
                                                     ------       ------       ------         ----        -----       ------
                                                     ------       ------       ------         ----        -----       ------




- --------------------------------------------------------------------------------

        See accompanying notes to condensed consolidated financial statements.

                        SECURITY CHICAGO CORP. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 1996

- --------------------------------------------------------------------------------


NOTE 1

Security Chicago Corp. (Corporation) is a one bank holding company which owns 100% of the voting stock of First Security Bank of Chicago (Bank), a state chartered commercial bank located in Chicago, Illinois. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normally recurring items) necessary to present fairly the Corporation's consolidated financial position as of March 31, 1996 and December 31, 1995, and the results of its consolidated operations, its consolidated cash flows, and its changes in stockholders' equity for the three months ended March 31, 1996 and 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Corporation's annual financial statements and notes thereto.


NOTE 2

The Bank has the following contractual amounts of financial instruments outstanding at March 31, 1996 (in 000's):

    Commitments to originate loans          $   741
    Standby letters of credit               $    40


NOTE 3

On January 4, 1996, the Bank purchased a building for $2.8 million at 190 E. Delaware, Chicago, Illinois to house its main office. Management anticipates advancing an additional $1.5 million for the remodeling and refurbishing of the building.


- --------------------------------------------------------------------------------

                        SECURITY CHICAGO CORP. AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                    March 31, 1996

- --------------------------------------------------------------------------------

The following discussion focuses on the consolidated financial condition of Security Chicago Corp. and Subsidiary at March 31, 1996 and the consolidated results of operations for the three months ending March 31, 1996, compared to the same period in 1995. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, First Security Bank of Chicago(Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.


RESULTS OF OPERATIONS

Consolidated net income of the Corporation for the first quarter of 1996 totaled $120,000, or $.57 per share, a 12% decrease compared to $137,000, or $.65 per share, earned for the first quarter of 1995. The primary factors that led to the $17,000 decrease in 1996 three month net income were the decrease in service fee income and increases in interest expense and other expenses. These expenses in 1996 were somewhat offset by an increase in interest income. These factors are discussed more fully below.

NET INTEREST INCOME

Interest income increased $80,000 over 1995, mainly due to a $222,000 increase in federal funds sold income as a result of increased volumes held over the prior period. This is partially offset by a $51,000 decrease in loan income and an $85,000 decrease in securities income, which is primarily due to the volume of assets held. The increase in interest income was offset by an increase of $91,000 in interest expense, which is primarily due to increased interest rates. The impact of changes in volumes and rates for earning assets and interest bearing liabilities is presented in Table 1 for the three months ended March
31, 1996 and 1995. Table 1 analyzes the change in net interest income, excluding dividend income, on a fully tax equivalent basis using a 34% tax rate.


- --------------------------------------------------------------------------------

                        SECURITY CHICAGO CORP. AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                  March 31, 1996

- --------------------------------------------------------------------------------
                                       Table 1
                Favorable (Unfavorable) Changes In Net Interest Income
                                      (In 000's)
                     THREE MONTHS ENDED MARCH 31, 1996 OVER 1995



                                                           Volume           Rate          Total
                                                           ------           ----          -----

    Federal funds sold                                     $ 226          $  (4)         $ 222
    Securities                                              (126)            39            (87)
    Loans                                                    (65)            14            (51)
                                                           -----          -----          -----
       Total earning assets                                   35             49             84

    Deposits                                                  56             35             91
    Notes payable                                            (19)             -            (19)
                                                           -----          -----          -----
       Total interest bearing liabilities                     37             35             72
                                                           -----          -----          -----

         Change in net interest income                     $  (2)         $  14          $  12
                                                           -----          -----          -----
                                                           -----          -----          -----



In the above table, securities available-for-sale and held-to-maturity are combined in the rate/volume analysis, and income from the Corporation's investment in AMCORE is excluded from net interest income.

PROVISION FOR LOAN LOSSES

Credit quality and collection experience continued to be good in 1996, resulting in no provision for loan losses during the first quarter of 1996 or 1995.

CHANGES IN NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Service fee income declined $29,000 (16%) for the three month period ended March 31, 1996, compared to the year earlier period, principally as a result of a reduction in the minimum balance requirement on deposits held at the Bank.

Operating expenses for the three months ended March 31, 1996 decreased $17,000 (2.4%). The largest component of the decrease was a reduction in other operating expenses of $35,000 for the three month period ending March 31, 1996, as the Federal Deposit Insurance Corporation (FDIC) expense for the period declined $36,000 compared to the same three month period in 1995. This is due to the FDIC reducing its assessments beginning in the third quarter of 1995 as the Bank Insurance Fund has become fully funded. In addition, professional fees, none of which were individually significant, decreased by $18,000. These decreases were partially offset by increases in salaries and employee benefits of $18,000 and occupancy expense of $23,000 for the three months ended March 31, 1996. The increase in salaries and employee benefits was due to higher salaries and bonuses paid in the first quarter of 1996 compared to the same period for 1995. The


- --------------------------------------------------------------------------------

                        SECURITY CHICAGO CORP. AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                    March 31, 1996

- --------------------------------------------------------------------------------
increase in occupancy expense for the period was due to $24,000 of moving and restoration expenses related to the upcoming move to the new location.


- --------------------------------------------------------------------------------

                        SECURITY CHICAGO CORP. AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                    March 31, 1996

- --------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES

The provision for income tax for the three months ended March 31, 1996 was $59,000. This is lower than the same period for 1995, but is consistent with the proportionate decline in earnings.

FINANCIAL CONDITION

Consolidated total assets aggregated $70 million and $72 million at March 31, 1996 and December 31, 1995, respectively. The decrease in total assets is a direct result of the decrease in deposits. Business demand deposits decreased due to businesses making several large payments to the Internal Revenue Service in March. Federal funds sold decreased by $3.1 million due primarily to the purchase of the Bank building, and property, plant and equipment increased due to this transaction which is further described in Note 3.. In addition, due from broker decreased from $4.1 million to $0 as a result of the Bank receiving payment for securities that matured on December 31, 1995. During the three months ended March 31, 1996, securities held-to-maturity increased by $1 million as a result of purchases exceeding maturities. Cash and cash equivalents amounted to $22.1 million at March 31, 1996, which is a strong level of liquidity.

The Corporation's allowance for loan losses was unchanged at $354,000 at March 31, 1996. The allowance represented 1.3% of outstanding loans at March 31, 1996 and December 31, 1995, respectively.

Statement of Financial Accounting Standard No. 114 (SFAS 114) was adopted on January 1, 1995. Under SFAS 114, as amended by SFAS 118, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in the provision for loan losses. The adoption of SFAS 114 did not have a material impact on the Bank's financial position or results of operations.

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


- --------------------------------------------------------------------------------

                        SECURITY CHICAGO CORP. AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                    March 31, 1996

- --------------------------------------------------------------------------------
The Corporation's equity capital was $8,639,000 at March 31, 1996 compared to $8,460,000 at December 31, 1995. The slight increase was primarily attributable to net income of $120,000. In addition, the Corporation had a net unrealized loss, net of taxes, on securities available-for-sale of $35,000 at March 31, 1996 compared to an unrealized loss, net of taxes, of $94,000 at December 31, 1995.

The Bank's regulatory capital position was as follows:

                                    Regulatory
                                    Requirement      3/31/96        12/31/95
                                    -----------      -------        --------
    Risk-based total capital           8.0%           18.95%         21.15%
    Risk-based tier 1 capital          4.0%           17.96%         22.34%
    Tier 1 leveraged capital       4.0% - 5.0%         9.13%          9.10%

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

Net cash outflows were primarily due to a decrease in deposits of $2.2 million and purchases of the building for $2.9 million and securities for $2.0 million. These were offset by cash inflows resulting primarily from a net decrease in due from broker of $4.1 million which was the result of securities that matured on December 31, 1995, however the proceeds were received in 1996.


NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights", became effective for financial statements issued for fiscal years beginning after December 31, 1995. The pronouncement requires that the fair value of the retained mortgage servicing rights on loans that are sold be recorded as an asset and with a corresponding credit to income. The asset will then be amortized over the estimated remaining life of the loan servicing portfolio. The Corporation adopted the standard in 1996, and the impact is not expected to be material as the Corporation currently does not sell loans into the secondary market.


- --------------------------------------------------------------------------------

                        SECURITY CHICAGO CORP. AND SUBSIDIARY

- --------------------------------------------------------------------------------

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    a.   Exhibits - None
    b.   Reports on Form 8-K - none


                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SECURITY CHICAGO CORP.
                                       (Registrant)



                                       /s/Thomas R. Beverlin
                                       ----------------------
                                       Thomas R. Beverlin
                                       Executive Vice President
                                       April 16, 1995



                                       /s/Sarah G. O'Sullivan
                                       ----------------------
                                       Sarah G. O'Sullivan
                                       Chief Financial Officer
                                       April 16, 1996


- --------------------------------------------------------------------------------