Form 10-Q
period 1996-06-30
SECURITY CHICAGO CORP
filed 1996-08-14
CIK 723926

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM  10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended:   JUNE 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from    to
                              ----   ----

Commission file number  0-11401

                             SECURITY CHICAGO CORP.
- ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

              DELAWARE                                    36-3236203
- ------------------------------------             ----------------------------
    (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

    196 E. PEARSON, CHICAGO, ILLINOIS                        60611
- -----------------------------------------        ----------------------------
    (Address of Principal Executive Offices)              (Zip Code)

                                  312/280-0360
- -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X   NO
                                  ---     ---

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

               Class                          Outstanding at July 1, 1996
 ------------------------------------       --------------------------------
    Common Stock, par value $5.00           208,714 shares (excluding 31,286
                                             shares held as treasury shares)

                             SECURITY CHICAGO CORP.
                                 AND SUBSIDIARY


                                     INDEX




Part I.  Financial Information

    Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 1996
           and December 31, 1995.. . . . . . . . . . . . . . . . . . . . . .   3

         Condensed Consolidated Statements of Income for the
           six months ended June 30, 1996 and 1995 and the
           three months ended June 30, 1996 and 1995 . . . . . . . . . . . .   4

         Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 1996 and 1995 . . . . . . . . . . . . .   5

         Condensed Consolidated Statements of Changes in Stockholders'
           Equity for the six months ended June 30, 1996 and 1995. . . . . .   6

         Notes to the Condensed Consolidated Financial Statements as of
           June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .   7

    Item 2.   Management's Discussion and Analysis of the Financial
     Condition and Results of Operation  . . . . . . . . . . . . . . . . . .   8



Part II.



    Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of June 30, 1996 and December 31, 1995
                       (In thousands, except share data)

- --------------------------------------------------------------------------------

                                                     June 30,       December 31,
                                                      1996              1995
                                                      ----              ----
ASSETS
Cash and due from banks                             $  3,719          $  3,923
Federal funds sold                                    18,950            19,900
                                                    --------          --------
    Total cash and cash equivalents                   22,669            23,823

Securities available-for-sale                          2,764             2,836
Securities held-to-maturity (market value:
  1996 - $15,971; 1995 - $14,551)                     16,086            14,553

Loans, net of unearned discount and deferred
loan fees                                             24,680            26,577
Less:  Allowance for loan losses                        (349)             (354)
                                                    --------          --------
                                                      24,331            26,223

Property, plant and equipment, net                     3,096               133
Due from broker for matured securities                     -             4,085
Accrued interest and other assets                        378               534
                                                    --------          --------

                                                    $ 69,324          $ 72,187
                                                    --------          --------
                                                    --------          --------


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Noninterest-bearing                             $ 11,251          $ 13,829
    Interest-bearing                                  48,226            48,758
                                                    --------          --------
        Total deposits                                59,477            62,587

Accrued interest and other liabilities                 1,289             1,140
                                                    --------          --------
                                                      60,766            63,727
Stockholders' equity
    Common stock, $5 par value; 1,000,000 shares
      authorized; 240,000 shares issued                1,200             1,200
    Surplus                                            1,200             1,200
    Retained earnings                                  6,987             6,842
    Net unrealized loss on securities
      available-for-sale, net of tax                    (141)              (94)
    Treasury stock, at cost - 31,286 shares             (688)             (688)
                                                    --------          --------
                                                       8,558             8,460
                                                    --------          --------

                                                    $ 69,324          $ 72,187
                                                    --------          --------
                                                    --------          --------

        See accompanying notes to condensed consolidated financial statements.

                     SECURITY CHICAGO CORP. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the six months ended June 30, 1996 and 1995 and
                 the three months ended June 30, 1996 and 1995
                (In thousands, except share and per share data)


- --------------------------------------------------------------------------------

                                      Three months ended   Six months ended
                                            June 30,            June 30,
                                         1996      1995      1996      1995
                                         ----      ----      ----      ----
INTEREST AND DIVIDEND INCOME
Loans, including fee income            $  568    $  647    $1,150    $1,280
Securities
   Taxable                                214       280       408       554
   Tax-exempt                              16        22        33        44
Federal funds sold                        208        75       476       121
Dividends                                  23        29        46        58
                                       ------    ------    ------    ------
                                        1,029     1,053     2,113     2,057

INTEREST EXPENSE
Deposits                                  417       396       863       751
Notes payable                               -        21         -        40
                                       ------    ------    ------    ------
                                          417       417       863       791
                                       ------    ------    ------    ------

NET INTEREST INCOME                       612       636     1,250     1,266

Provision for loan losses                   -         -         -         -
                                       ------    ------    ------    ------
                                          612       636     1,250     1,266

OTHER INCOME
Service fees                              143       190       296       372
Other income                               36        38        71        80
                                       ------    ------    ------    ------
                                          179       228       367       452

OTHER EXPENSES
Salaries and employee benefits            286       280       595       571
Occupancy and equipment expense           179       141       352       291
Professional fees                          62        46        91        93
Computer service fees                      48        52        98       107
Other operating expenses                   66       130       152       252
                                       ------    ------    ------    ------
                                          641       649     1,288     1,314
                                       ------    ------    ------    ------

Income before income taxes                150       215       329       404

Provision for income taxes                 40        56        99       109
                                       ------    ------    ------    ------

NET INCOME                             $  110    $  159    $  230    $  295
                                       ------    ------    ------    ------
                                       ------    ------    ------    ------

Earnings per share                     $ 0.53    $ 0.76    $ 1.10    $ 1.41
                                       ------    ------    ------    ------
                                       ------    ------    ------    ------


Weighted average shares outstanding   208,714   209,434   208,714   209,718

- --------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                     SECURITY CHICAGO CORP. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1996 and 1995
                                 (In thousands)

- --------------------------------------------------------------------------------


                                                            Six months ended
                                                                June 30,
                                                             1996      1995
                                                             ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                               $   230   $   295
 Adjustments to reconcile net income to net cash
   provided by operating activities
    Provision for depreciation and amortization                63        49
    Net amortization of security premiums/discounts            14        17
    Decrease in deferred loan fees                            (13)      (17)
    Decrease in due to broker                               4,085         -
    (Increase) decrease in accrued interest
     receivable and other assets                              156       (55)
    Increase in accrued interest payable and
     other liabilities                                         89       123
                                                          -------   -------
     Net cash provided by operating activities              4,624       412

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturity of securities available for sale        -     2,000
 Proceeds from maturity of securities held-to-maturity      2,421     4,232
 Purchases of securities held-to-maturity                  (3,968)   (5,948)
 Net (increase) decrease in loans                           1,905      (293)
 Purchase of fixed assets, net                             (3,026)      (17)
                                                          -------   -------
       Net cash used in investing activities               (2,668)      (26)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net decrease in deposits                                  (3,110)   (2,899)
 Cash dividends paid                                            -      (108)
 Purchases of treasury stock                                    -      (266)
                                                          -------   -------
       Net cash used in financing activities               (3,110)   (3,273)
                                                          -------   -------

Net decrease in cash and cash equivalents                  (1,154)   (2,887)
Cash and cash equivalents at beginning of period           23,823    11,256
                                                          -------   -------

Cash and cash equivalents at end of period                $22,669    $8,369
                                                          -------   -------
                                                          -------   -------

Supplemental disclosure of cash flow information
 Cash paid during period for
    Interest                                              $   897   $   733
    Income taxes                                              182        75

- --------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.

                     SECURITY CHICAGO CORP. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                For the six months ended June 30, 1996 and 1995
                          (In thousands, except share data)



- ------------------------------------------------------------------------------------------------------------------------------

                                                                                    Net Unrealized
                                                                                     Gain (Loss)
                                                                                    on Securities
                                                                                      Available-                  Total
                                                      Common                Retained   for-Sale,     Treasury  Stockholders'
                                                      Stock      Surplus    Earnings  Net of Tax       Stock      Equity
                                                      ------     -------    --------  ----------      ------     -------

Balance at December 31, 1994                          $1,200      $1,200      $6,328       $(329)      $(405)     $7,994

Net income for six months ended June 30, 1995              -           -         295           -           -         295

Purchase of 7,243 treasury shares                          -           -           -           -        (266)       (266)

Change in unrealized gain (loss) on
  securities available-for-sale, net of tax                -           -           -         (19)          -         (19)
                                                      ------     -------    --------  ----------      ------     -------

Balance at June 30, 1995                              $1,200      $1,200      $6,623       $(348)      $(671)     $8,004
                                                      ------     -------    --------  ----------      ------     -------
                                                      ------     -------    --------  ----------      ------     -------


Balance at December 31, 1995                          $1,200      $1,200      $6,842        $(94)      $(688)     $8,460

Net income for six months ended June 30, 1996              -           -         230           -           -         230

Cash dividends declared                                    -           -         (85)          -           -         (85)

Change in unrealized gain (loss) on
  securities available-for-sale, net of tax                -           -           -         (47)          -         (47)
                                                      ------     -------    --------  ----------      ------     -------


Balance at June 30, 1996                              $1,200      $1,200      $6,987       $(141)      $(688)     $8,558
                                                      ------     -------    --------  ----------      ------     -------
                                                      ------     -------    --------  ----------      ------     -------


- -------------------------------------------------------------------------------



     See accompanying notes to condensed consolidated financial statements.

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

- --------------------------------------------------------------------------------


NOTE 1

Security Chicago Corp. (Corporation) is a one bank holding company which owns 100% of the voting stock of First Security Bank of Chicago (Bank), a state chartered commercial bank located in Chicago, Illinois. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normally recurring items) necessary to present fairly the Corporation's consolidated financial position as of June 30, 1996 and December 31, 1995, the results of its consolidated operations for the six months and three months ended June 30, 1996 and 1995, and its consolidated cash flows and changes in stockholders' equity for the six months ended June 30, 1996 and 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Corporation's annual financial statements and notes thereto.


NOTE 2

The Bank has the following contractual amounts of financial instruments outstanding at June 30, 1996 (in 000s):

         Commitments to originate loans      $ 187
         Standby letters of credit              40


NOTE 3

On January 4, 1996, the Bank purchased a building for $2.8 million at 190 E. Delaware, Chicago, Illinois to house its main office. Management anticipates advancing an additional $2.2 million for the remodeling and refurbishing of the building. The accumulated costs through June 30, 1996 have resulted in building work-in-process of $3.0 million.


NOTE 4

On May 28, 1996, the Corporation entered into an Agreement and Plan of Merger (Agreement) with TDI Financial Corporation (TDI) and Alpha Acquisition Corp. (Alpha), a wholly-owned subsidiary of TDI, pursuant to which Alpha will be merged with and into the Corporation.

Under the terms of the Agreement, holders of the Corporation's common stock will receive the right to $60.00 for each share. Any and all shares of the Corporation held as treasury stock shall be cancelled and retired without further consideration.

The Agreement is subject to the approval of the shareholders of the Corporation and the approval of the appropriate regulatory authorities.


- --------------------------------------------------------------------------------

                     SECURITY CHICAGO CORP. AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 June 30, 1996

- --------------------------------------------------------------------------------


The following discussion focuses on the consolidated financial condition of Security Chicago Corp. (Corporation) and Subsidiary at June 30, 1996 and the consolidated results of operations for the six months and three months ending June 30, 1996, compared to the same periods in 1995. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, First Security Bank of Chicago (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

PROPOSED ACQUISITION

The Corporation entered into an Agreement and Plan of Merger (Agreement) with TDI Financial Corporation (TDI) on May 28, 1996. TDI proposes to offer cash for the common stock of the Corporation. The Agreement is subject to shareholder and regulatory approval. The Agreement is more fully discussed in Note 4.

RESULTS OF OPERATIONS

Consolidated net income of the Corporation for the second quarter of 1996 totaled $110,000, or $.53 per share, a 31% decrease compared to $159,000, or $0.76 per share, earned for the second quarter of 1995. Net income was $230,000, or $1.10 per share, and $295,000, or $1.41 per share, for the six months ended June 30, 1996 and 1995, respectively. The primary factors that led to the $65,000 decrease in 1996 six month net income were the decrease in service fee income and increases in interest expense and occupancy and equipment expenses. These expenses in 1996 were somewhat offset by an increase in interest income and a decrease in other operating expenses. These factors are discussed more fully below.

NET INTEREST INCOME

Interest income increased $56,000 for the six-month period ended June 30, 1996 compared with the comparable period for 1995, mainly due to a $355,000 increase in federal funds sold income as a result of increased volumes held over the prior period. This is partially offset by a $130,000 decrease in loan income and a $157,000 decrease in securities income, which is primarily due to a decrease in the volume of assets held. The increase in interest income was offset by an increase of $72,000 in interest expense, which is due to increased interest rates and volumes of interest-bearing liabilities. The impact of changes in volumes and rates for earning assets and interest-bearing liabilities is presented in Table 1 for the six months ended June 30, 1996 and 1995.
Table 1 analyzes the change in net interest income, excluding dividend income, on a fully tax equivalent basis using a 34% tax rate.


- --------------------------------------------------------------------------------

                                  (Continued)

                       SECURITY CHICAGO CORP. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  June 30, 1996
- --------------------------------------------------------------------------------


                                    Table 1
             Favorable (Unfavorable) Changes In Net Interest Income
                                   (In 000's)
                    SIX MONTHS ENDED JUNE 30, 1996 OVER 1995

                                                Volume     Rate     Total
                                                ------     ----     -----

    Federal funds sold                           $370     $ (15)    $ 355
    Securities                                   (227)       64      (163)
    Loans                                        (126)       (4)     (130)
                                                -----     -----     -----
         Total earning assets                      17        45        62

    Deposits                                       72        40       112
    Notes payable                                 (40)        -       (40)
                                                -----     -----     -----
         Total interest-bearing liabilities        32        40        72
                                                -----     -----     -----

              Change in net interest income     $  15     $   5     $ (10)
                                                -----     -----     -----
                                                -----     -----     -----


In the above table, income from the Corporation's investment in AMCORE is excluded from net interest income.

PROVISION FOR LOAN LOSSES

Credit quality and collection experience continued to be good in 1996, resulting in no provision for loan losses during the first half of 1996 or 1995.

CHANGES IN NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Service fee income declined $76,000 (20%) and $47,000 (25%) in the 1996 six-month period and three-month period, respectively, compared to the year earlier period, principally as a result of a reduction in the minimum balance requirement on deposits held at the Bank.

Operating expenses for the six months ended June 30, 1996 declined $26,000 (2%) compared to the same six-month period in 1995. The largest component of the decrease was a reduction in other operating expenses of $100,000 for the six-month period ended June 30, 1996, as the Federal Deposit Insurance Corporation
(FDIC) expense for the period declined $73,000 compared to the same six-month period in 1995. This is due to the FDIC reducing its assessments beginning in the third quarter of 1995 as the Bank Insurance Fund became fully funded. These decreases were partially offset by increases in salaries and employee benefits of $24,000 and occupancy expense of $61,000 for the six months ended June 30, 1996 . The increase in salaries and employee benefits was due to higher salaries and bonuses paid in the first quarter of 1996 compared to the same period for 1995. The increase in occupancy expense for the period was due to $53,000 of expenses related to the upcoming move to the new location.

- --------------------------------------------------------------------------------

                                  (Continued)

                        SECURITY CHICAGO CORP. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS
                                   June 30, 1996
- --------------------------------------------------------------------------------


PROVISION FOR INCOME TAXES

The provision for income taxes for the six-month period and three-month period ended June 30, 1996 was $99,000 and $40,000. This is lower than the same period for 1995, but is consistent with the proportionate decline in income before income taxes.

FINANCIAL CONDITION

Consolidated total assets aggregated $69 million and $72 million at June 30, 1996 and December 31, 1995, respectively. The decrease in total assets is a direct result of the decrease in deposits. Business demand deposits decreased primarily due to the withdrawal of the majority of funds of a single depositor. The purchase of the Bank building described in Note 3 of the attached condensed consolidated financial statements caused property, plant and equipment to increase by $3 million. This was primarily funded with the payments received from the due from broker receivable of $4.1 million at December 31, 1995 which was received in 1996. During the six months ended June 30, 1996, securities held-to-maturity increased by $1.5 million as a result of purchases exceeding maturities. Cash and cash equivalents amounted to $22.7 million at June 30, 1996, which is a strong level of liquidity.

The Corporation's allowance for loan losses was relatively unchanged at $349,000 at June 30, 1996. The allowance represented 1.4% and 1.3% of outstanding loans at June 30, 1996 and December 31, 1995, respectively.

Statement of Financial Accounting Standards (SFAS) No. 114 was adopted on January 1, 1995. Under SFAS 114, as amended by SFAS 118, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in the provision for loan losses. The adoption of SFAS 114 did not have a material impact on the Bank's financial position or results of operations.

CAPITAL RESOURCES

Bank regulatory agencies have adopted capital standards by which all banks and bank holding companies will be evaluated. Under the risk-based method of measurement, the resulting ratio is dependent upon not only the level of capital and assets, but the composition of assets and capital and the amount of off-balance-sheet commitments. Since the Corporation has consolidated assets of less than $150 million, regulatory minimum capital tests are applied primarily to the subsidiary Bank. In accordance with the guidelines of the Federal Reserve, unrealized net gains and losses, net of deferred income taxes, which are recorded as an adjustment to equity capital on the financial statements, are not included in the calculation of these ratios.

- --------------------------------------------------------------------------------

                                  (Continued)

                       SECURITY CHICAGO CORP. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS
                                   June 30, 1996
- --------------------------------------------------------------------------------

The Corporation's equity capital was $8,558,000 at June 30, 1996 compared to $8,460,000 at December 31, 1995. The slight increase was primarily attributable to net income of $230,000 exceeding dividends declared of $85,000. In addition, the Corporation had a net unrealized loss on securities available-for-sale of $141,000 at June 30, 1996 compared to an unrealized loss of $94,000 at December 31, 1995.

The Bank's regulatory capital position was as follows:

                                        Regulatory
                                        Requirement   6/30/96   12/31/95
                                        -----------   -------   --------

    Risk-based total capital                8.0%       22.61%     22.34%
    Risk-based tier 1 capital               4.0        21.44      21.15
    Tier 1 leveraged capital            4.0 - 5.0       9.61       9.10

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

Net cash outflows resulted primarily from a net decrease in deposits of $3.1 million and purchases of the building for $3.0 million and securities for $ 4.0 million. These were offset by cash inflows resulting primarily from a net decrease in due from broker of $4.1 million which was the result of securities that matured on December 31, 1995; however, the proceeds were received in 1996.

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


- --------------------------------------------------------------------------------

                                  (Continued)

                     SECURITY CHICAGO CORP. AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 June 30, 1996

- --------------------------------------------------------------------------------

SFAS 123

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", became effective for financial statements issued for fiscal years beginning after December 15, 1995. This pronouncement gives entities a choice of either adopting a new fair value method of accounting for employee stock options and expensing any related compensation costs in the income statement, or continuing to apply Accounting Principles Board Opinion No. 25 and providing proforma disclosure of the effect of the fair value method within the financial statements. The adoption of this statement will not have an effect on the Corporation's financial statements as the Corporation does not issue stock options.

- --------------------------------------------------------------------------------

                     SECURITY CHICAGO CORP. AND SUBSIDIARY
- --------------------------------------------------------------------------------

PART II  OTHER INFORMATION

Item 4.  Submission of  Matters to a Vote of Security Holders

         Meeting of Stockholders
              The Annual Meeting of Stockholders was held on May 20, 1996.

         Election of Directors
              Messrs. Richard S. Bull, Jr. and Frank W. Fernandes were elected to serve as Directors of the Corporation at the Annual Meeting.


Item 6.  Exhibits and Reports on Form 8-K.

         The following exhibit is filed as part of this report.

         2.0 Exhibits for and Lists Pursuant to Agreement and Plan of Merger*

* Incorporated herein by reference into this document from the Exhibit to Form 8-K, filed on June 4, 1996 and any amendments thereto, Registration No. 0-11401.


                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SECURITY CHICAGO CORP.
                                  (Registrant)


                                  /s/ THOMAS R. BEVERLIN
                                  ----------------------
                                  Thomas R. Beverlin
                                  Executive Vice President
                                  August 14, 1996


                                  /s/ SARAH G. O'SULLIVAN
                                  -----------------------
                                  Sarah G. O'Sullivan
                                  Chief Financial Officer
                                  August 14, 1996


- --------------------------------------------------------------------------------