Form 10-Q/A
period 1996-03-31
SECURITY CHICAGO CORP
filed 1996-09-09
CIK 723926

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549


                                    FORM  10-Q - A
                                      (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended:   MARCH 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from__________to__________

Commission file number  0-11401

                                SECURITY CHICAGO CORP.
- --------------------------------------------------------------------------------
                (Exact Name of Registrant as Specified In Its Charter)

              DELAWARE                                36-3236203
- --------------------------------------      ------------------------------------
  (State or Other Jurisdiction of                   (IRS Employer
    Incorporation or Organization)                    Identification No.)

  196 E. PEARSON, CHICAGO, ILLINOIS                      60611
- --------------------------------------      ------------------------------------
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

                             YES  X    NO  ___

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

              Class                            Outstanding at April 1, 1996
- --------------------------------------      ------------------------------------
    Common Stock, par value $5.00            208,714 shares (excluding 31,286
                                              shares held as treasury shares)

                                SECURITY CHICAGO CORP.
                                    AND SUBSIDIARY



                                        INDEX


Part I.  Financial Information

   Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of March 31, 1996
      and December 31, 1995................................................. 3

    Condensed Consolidated Statements of Income for the three months ended March 31, 1996 and 1995......................................... 4

    Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995.................................. 5

    Condensed Consolidated Statements of Changes in Stockholders' Equity
      for the three months ended March 31, 1996 and 1995.................... 6

    Notes to the Condensed Consolidated Financial Statements as of
      March 31, 1996........................................................ 7

   Item 2.  Management's Discussion and Analysis of the Financial Condition
      and Results of Operation.............................................. 8


Part II. Other Information

   Item 6.  Exhibits and Reports on Form 8-K................................. 13

                        SECURITY CHICAGO CORP. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)

- --------------------------------------------------------------------------------

                                                       March 31,    December 31,
                                                         1996           1995
                                                       --------       --------
ASSETS
Cash and due from banks                                $  5,258       $  3,923
Federal funds sold                                       16,800         19,900
                                                       --------       --------
  Total cash and cash equivalents                        22,058         23,823

Securities available-for-sale                             2,927          2,836
Securities held-to-maturity (market value:
 1996 - $15,304; 1995 - $14,551)                         15,371         14,553

Loans, net of unearned discount and
 deferred loan fees                                      26,883         26,577
Less:  Allowance for loan losses                           (354)          (354)
                                                       --------       --------
                                                         26,529         26,223

Property, plant and equipment, net                        3,002            133
Due from broker for matured securities                        -          4,085
Accrued interest and other assets                           417            534
                                                       --------       --------

                                                       $ 70,304       $ 72,187
                                                       --------       --------
                                                       --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                  $ 11,106       $ 13,829
  Interest-bearing                                       49,330         48,758
                                                       --------       --------
     Total deposits                                      60,436         62,587

Accrued interest and other liabilities                    1,229          1,140
                                                       --------       --------
                                                         61,665         63,727

Stockholders' equity
  Common stock, $5 par value; 1,000,000
    shares authorized; 240,000 shares issued              1,200          1,200
  Surplus                                                 1,200          1,200
  Retained earnings                                       6,962          6,842
  Net unrealized loss on securities
   available-for-sale, net of tax                           (35)           (94)
  Treasury stock, at cost - 31,286 shares                  (688)          (688)
                                                       --------       --------
                                                          8,639          8,460
                                                       --------       --------
                                                       $ 70,304       $ 72,187
                                                       --------       --------
                                                       --------       --------


- --------------------------------------------------------------------------------

        See accompanying notes to condensed consolidated financial statements.

                        SECURITY CHICAGO CORP. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except share and per share data)

- --------------------------------------------------------------------------------


                                                          Three months ended
                                                               March 31,
                                                         1996           1995
                                                       --------       --------
INTEREST AND DIVIDEND INCOME
Loans, including fee income                            $    582       $    633
Securities
  Taxable                                                   194            274
  Tax-exempt                                                 17             22
Federal funds sold                                          268             46
Dividends                                                    23             29
                                                       --------       --------
                                                          1,084          1,004

INTEREST EXPENSE
Deposits                                                    446            355
Notes payable                                                 -             19
                                                       --------       --------
                                                            446            374
                                                       --------       --------

NET INTEREST INCOME                                         638            630

Provision for loan losses                                     -              -
                                                       --------       --------
                                                            638            630

OTHER INCOME
Service fees                                                153            182
Other income                                                 35             42
                                                       --------       --------
                                                            188            224

OTHER EXPENSES
Salaries and employee benefits                              309            291
Occupancy and equipment expense                             173            150
Professional fees                                            29             47
Computer service fees                                        50             55
Other operating expenses                                     86            121
                                                       --------       --------
                                                            647            664
                                                       --------       --------

Income before income taxes                                  179            190

Provision for income taxes                                   59             53
                                                       --------       --------

NET INCOME                                             $    120       $    137
                                                       --------       --------
                                                       --------       --------

Earnings per share                                     $   0.57       $   0.65
                                                       --------       --------
                                                       --------       --------

Weighted average shares outstanding                     208,714        210,005



- --------------------------------------------------------------------------------

        See accompanying notes to condensed consolidated financial statements.

                        SECURITY CHICAGO CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

- --------------------------------------------------------------------------------

                                                          Three months ended
                                                               March 31,
                                                         1996           1995
                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $    120       $    137
  Adjustments to reconcile net income to net
    cash provided by operating activities
     Provision for depreciation and amortization             28             24
     Net amortization of investment
       security premiums/discounts                            8             13
     Decrease in deferred loan fees                          (5)           (14)
     Decrease in due to broker                            4,085              -
     (Increase) decrease in accrued interest
       receivable and other assets                          117           (129)
     Increase in accrued interest payable and
      other liabilities                                      57             78
                                                       --------       --------
        Net cash provided by operating activities         4,410            109

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of
    securities held-to-maturity                           1,168            145
  Purchases of securities held-to-maturity               (1,994)             -
  Net increase in loans                                    (301)          (166)
  Purchases of building and equipment, net               (2,897)            (6)
                                                       --------       --------
     Net cash used in investing activities               (4,024)           (27)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits                               (2,151)        (2,092)
  Cash dividends paid                                         -           (108)
  Purchase of treasury stock                                  -           (246)
                                                       --------       --------
     Net cash used in financing activities               (2,151)        (2,446)
                                                       --------       --------

Net decrease in cash and cash equivalents                (1,765)        (2,364)
Cash and cash equivalents at beginning of period         23,823         11,256
                                                       --------       --------

Cash and cash equivalents at end of period             $ 22,058       $  8,892
                                                       --------       --------
                                                       --------       --------

Supplemental disclosure of cash flow information
  Cash paid during period for
     Interest                                          $    431      $     377
     Income taxes                                            81              -



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


                                                                                          Net Unrealized
                                                                                            Gain (Loss)
                                                                                           on Securities
                                                                                            Available-                Total
                                                         Common                 Retained    for-Sale,   Treasury  Stockholders'
                                                          Stock      Surplus    Earnings   Net of Tax     Stock      Equity
                                                        --------    --------    --------    --------     -------    --------
Balance at December 31, 1994                            $  1,200    $  1,200    $  6,328    $   (329)    $  (405)   $  7,994

Net income for three months ended March 31, 1995               -           -         137           -           -         137

Purchase of 6,743 treasury shares                              -           -           -           -        (246)       (246)

Change in unrealized gain (loss) on
  securities available-for-sale, net of tax                    -           -           -          71           -          71
                                                        --------    --------    --------    --------     -------    --------

Balance at March 31, 1995                               $  1,200    $  1,200    $  6,465    $   (258)    $  (651)   $  7,956
                                                        --------    --------    --------    --------     -------    --------
                                                        --------    --------    --------    --------     -------    --------


Balance at December 31, 1995                            $  1,200    $  1,200    $  6,842    $    (94)    $  (688)   $  8,460

Net income for three months ended March 31, 1996               -           -         120           -           -         120

Change in unrealized loss on
  securities available-for-sale, net of tax                    -           -           -          59           -          59
                                                        --------    --------    --------    --------     -------    --------

Balance at March 31, 1996                               $  1,200    $  1,200    $  6,962    $    (35)    $  (688)   $  8,639
                                                        --------    --------    --------    --------     -------    --------
                                                        --------    --------    --------    --------     -------    --------


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




- --------------------------------------------------------------------------------

                        SECURITY CHICAGO CORP. AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                    March 31, 1996

- --------------------------------------------------------------------------------
                                       Table 1
                Favorable (Unfavorable) Changes In Net Interest Income
                                      (In 000's)
                     THREE MONTHS ENDED MARCH 31, 1996 OVER 1995


                                                  Volume    Rate      Total
                                                 --------  ------    -------
    Federal funds sold                           $  226    $  (4)    $  222
    Securities                                     (126)      39        (87)
    Loans                                           (65)      14        (51)
                                                 --------  ------    -------
         Total earning assets                        35       49         84


    Deposits                                         56       35         91
    Notes payable                                   (19)       -        (19)
                                                 --------  ------    -------
         Total interest bearing liabilities          37       35         72
                                                 --------  ------    -------

            Change in net interest income        $   (2)   $  14     $   12
                                                 --------  ------    -------
                                                 --------  ------    -------

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

The Bank's regulatory capital position was as follows:

                                   Regulatory
                                   Requirement   3/31/96    12/31/95
                                   -----------   -------    --------

    Risk-based total capital           8.0%       20.64%     21.15%
    Risk-based tier 1 capital          4.0%       19.56%     22.34%
    Tier 1 leveraged capital       4.0% - 5.0%     9.53%      9.10%

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


                                  SECURITY CHICAGO CORP.
                                  (Registrant)



                                  Thomas R. Beverlin__________________________
                                  Thomas R. Beverlin
                                  Executive Vice President
                                  April 16, 1995



                                  Sarah G. O'Sullivan_________________________
                                  Sarah G. O'Sullivan
                                  Chief Financial Officer
                                  April 16, 1996



- --------------------------------------------------------------------------------