Form 10-Q
period 1996-09-30
SECURITY CHICAGO CORP
filed 1996-11-14
CIK 723926

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                   FORM  10-Q
                                   (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:    SEPTEMBER 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number   0-11401

                             SECURITY CHICAGO CORP.
--------------------------------------------------------------------------------
              (Exact Name of Registrant as Specified In Its Charter)

                DELAWARE                                  36-3236203
------------------------------------------         ------------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

    196 E. PEARSON, CHICAGO, ILLINOIS                       60611
------------------------------------------         ------------------------
 (Address of Principal Executive Offices)                 (Zip Code)


                                 312/280-0360
--------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X   NO
                                     ---     ---

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

              Class                           Outstanding at October 1, 1996
---------------------------------           ----------------------------------
  Common Stock, par value $5.00              208,714 shares (excluding 31,286
                                              shares held as treasury shares)

                             SECURITY CHICAGO CORP.
                                 AND SUBSIDIARY


                                      INDEX




Part I.   Financial Information

  Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets as of September 30, 1996
      and December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . 3

     Condensed Consolidated Statements of Income for the
      nine months ended September 30, 1996 and 1995 and the
      three months ended September 30, 1996 and 1995 . . . . . . . . . . . . . 4

     Condensed Consolidated Statements of Cash Flows for the
      nine months ended September 30, 1996 and 1995. . . . . . . . . . . . . . 5

     Condensed Consolidated Statements of Changes in Stockholders' Equity
      for the nine months ended September 30, 1996 and 1995. . . . . . . . . . 6

     Notes to the Condensed Consolidated Financial Statements as of
      September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

  Item 2.   Management's Discussion and Analysis of the Financial
  Condition and Results of Operation . . . . . . . . . . . . . . . . . . . . . 9


Part II.

  Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . .14

  Item 6.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . .14

                     SECURITY CHICAGO CORP. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1996 and December 31, 1995
                       (In thousands, except share data)
--------------------------------------------------------------------------------


                                                     September 30,  December 31,
                                                         1996           1995
                                                         ----           ----
ASSETS
Cash and due from banks                                $  3,931       $  3,923
Federal funds sold                                       11,175         19,900
                                                       --------       --------
    Total cash and cash equivalents                      15,106         23,823

Securities available-for-sale                             2,872          2,836
Securities held-to-maturity (market value:
  1996 - $22,933; 1995 - $14,551)                        22,933         14,553

Loans, net of unearned discount and deferred loan fees   23,896         26,577
Less:  Allowance for loan losses                           (346)          (354)
                                                       --------       --------
                                                         23,550         26,223

Property, plant, and equipment, net                       3,677            133
Due from broker for matured securities                        -          4,085
Accrued interest and other assets                           441            534
                                                       --------       --------
                                                       $ 68,579       $ 72,187
                                                       --------       --------
                                                       --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                  $ 11,143       $ 13,829
  Interest-bearing                                       47,343         48,758
                                                       --------       --------
    Total deposits                                       58,486         62,587

Accrued interest and other liabilities                    1,348          1,140
                                                       --------       --------
                                                         59,834         63,727

Stockholders' equity
  Common stock, $5 par value; 1,000,000 shares
   authorized; 240,000 shares issued                      1,200          1,200
  Surplus                                                 1,200          1,200
  Retained earnings                                       7,104          6,842
  Net unrealized loss on securities
   available-for-sale, net of tax                           (71)           (94)
  Treasury stock, at cost - 31,286 shares                  (688)          (688)
                                                       --------       --------
                                                          8,745          8,460
                                                       --------       --------
                                                       $ 68,579       $ 72,187
                                                       --------       --------
                                                       --------       --------

--------------------------------------------------------------------------------
    See accompanying notes to condensed consolidated financial statements.

                     SECURITY CHICAGO CORP. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the nine months ended September 30, 1996 and 1995 and
                the three months ended September 30, 1996 and 1995
                  (In thousands, except share and per share data)
--------------------------------------------------------------------------------


                                     Three months ended        Nine months ended
                                         September 30,             September 30,
                                        1996      1995            1996      1995
                                        ----      ----            ----      ----
INTEREST AND DIVIDEND INCOME
Loans, including fee income         $    519  $    640        $  1,669  $  1,920
Securities
  Taxable                                297       282             705       836
  Tax-exempt                              16        33              49        77
Federal funds sold                       187       109             663       230
Dividends                                 23        22              69        80
                                    --------  --------        --------  --------
                                       1,042     1,086           3,155     3,143

INTEREST EXPENSE
Deposits                                 417       411           1,280     1,162
Notes payable                              -        14               -        54
                                    --------  --------        --------  --------
                                         417       425           1,280     1,216
                                    --------  --------        --------  --------

NET INTEREST INCOME                      625       661           1,875     1,927

Provision for loan losses                  -         -               -         -
                                    --------  --------        --------  --------
                                         625       661           1,875     1,927

OTHER INCOME
Service fees                              90       123             386       495
Loss on sale of AMCORE stock               -       (22)              -       (22)
Other income                              92        86             163       166
                                    --------  --------        --------  --------
                                         182       187             549       639

OTHER EXPENSES
Salaries and employee benefits           301       278             896       849
Occupancy and equipment expense          165       144             517       435
Professional fees                         26        43             117       136
Computer service fees                     45        50             143       157
Other operating expenses                 103       100             255       352
                                    --------  --------        --------  --------
                                         640       615           1,928     1,929
                                    --------  --------        --------  --------

Income before income taxes               167       233             496       637

Provision for income taxes                50        44             149       153
                                    --------  --------        --------  --------
NET INCOME                          $    117  $    189        $    347  $    484
                                    --------  --------        --------  --------
                                    --------  --------        --------  --------

Earnings per share                  $   0.56  $   0.90        $   1.66  $   2.31
                                    --------  --------        --------  --------
                                    --------  --------        --------  --------

Weighted average shares outstanding  208,714   208,842         208,714   209,423

--------------------------------------------------------------------------------
    See accompanying notes to condensed consolidated financial statements.

                     SECURITY CHICAGO CORP. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1996 and 1995
                                (In thousands)
--------------------------------------------------------------------------------


                                                                 1996      1995
                                                                 ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                   $   347   $   484
 Adjustments to reconcile net income to net cash provided
  by operating activities
    Provision for depreciation and amortization                    98        74
    Net amortization of security premiums/discounts                15         4
    Loss on sale of securities available-for-sale                   -        22
    Decrease in deferred loan fees                                (27)      (39)
    (Increase) decrease in accrued interest receivable and
     other assets                                                  93      (238)
    Increase in accrued interest payable and other liabilities    195       307
                                                               -------   -------
       Net cash provided by operating activities                  721       614

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales of securities available-for-sale               -     1,015
 Proceeds from maturities of securities available-for-sale          -     2,000
 Proceeds from maturities of securities held-to-maturity        6,621     7,352
 Purchases of securities held-to-maturity                     (10,931)   (5,948)
 Net decrease in loans                                          2,700     1,710
 Purchase of property, plant, and equipment, net               (3,642)      (20)
                                                               -------   -------
    Net cash provided by (used in)  investing activities       (5,252)    6,109

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                           (4,101)      729
 Cash dividends paid                                              (85)     (192)
 Payments on notes payable                                          -      (880)
 Purchases of treasury stock                                        -      (283)
                                                              -------   -------
    Net cash used in financing activities                      (4,186)     (626)
                                                              -------   -------
Net increase (decrease) in cash and cash equivalents            (8,717)    6,097
Cash and cash equivalents at beginning of period                23,823    11,256
                                                               -------   -------
Cash and cash equivalents at end of period                     $15,106   $17,353
                                                               -------   -------
                                                               -------   -------

Supplemental disclosure of cash flow information
 Cash paid during period for
    Interest                                                  $ 1,291   $ 1,195
    Income taxes                                                  230       155


--------------------------------------------------------------------------------
    See accompanying notes to condensed consolidated financial statements.

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
              For the nine months ended September 30, 1996 and 1995
                       (In thousands, except share data)
--------------------------------------------------------------------------------


                                                                                    Net Unrealized
                                                                                      Gain (Loss)
                                                                                     on Securities
                                                                                       Available-                  Total
                                                        Common              Retained    for-Sale,   Treasury    Stockholders'
                                                        Stock     Surplus   Earnings   Net of Tax    Stock         Equity
                                                        -----     -------   --------   ----------    -----         ------

Balance at December 31, 1994                           $  1,200  $  1,200  $  6,328   $  (329)      $  (405)      $  7,994

Net income for nine months ended September 30, 1995           -         -       484         -             -            484

Purchase of 7,683 treasury shares                             -         -         -         -          (283)          (283)

Cash dividends paid ($0.40 per share)                         -         -       (84)        -             -            (84)

Change in unrealized gain (loss) on
  securities available-for-sale, net of tax                   -         -         -       462             -            462
                                                       --------  --------  --------    ------       -------       --------

Balance at September 30, 1995                          $  1,200  $  1,200  $  6,728    $  133       $  (688)      $  8,573
                                                       --------  --------  --------    ------       -------       --------
                                                       --------  --------  --------    ------       -------       --------


Balance at December 31, 1995                           $  1,200  $  1,200  $  6,842    $  (94)      $  (688)      $  8,460

Net income for nine months ended September 30, 1996           -         -       347         -             -            347

Cash dividends paid ($0.41 per share)                         -         -       (85)        -             -            (85)

Change in unrealized gain (loss) on
  securities available-for-sale, net of tax                   -         -         -        23             -             23
                                                       --------  --------  --------    ------       -------       --------
Balance at September 30, 1996                          $  1,200  $  1,200  $  7,104    $  (71)      $  (688)      $  8,745
                                                       --------  --------  --------    ------       -------       --------
                                                       --------  --------  --------    ------       -------       --------

--------------------------------------------------------------------------------
    See accompanying notes to condensed consolidated financial statements.

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
--------------------------------------------------------------------------------


NOTE 1

Security Chicago Corp. (Corporation) is a one bank holding company which owns 100% of the voting stock of First Security Bank of Chicago (Bank), a state chartered commercial bank located in Chicago, Illinois. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normally recurring items) necessary to present fairly the Corporation's consolidated financial position as of September 30, 1996 and December 31, 1995, the results of its consolidated operations for the nine months and three months ended September 30, 1996 and 1995, and its consolidated cash flows and changes in stockholders' equity for the nine months ended September 30, 1996 and 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Corporation's annual financial statements and notes thereto.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures related to reported amounts and to contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Future results could differ from those estimates.


NOTE 2

The Bank has the following contractual amounts of financial instruments outstanding at September 30, 1996 (in 000s):


           Commitments to originate loans           $  451
           Standby letters of credit                    80



NOTE 3

On January 4, 1996, the Bank purchased a building for $2.8 million at 190 E. Delaware, Chicago, Illinois to house its main office. Management has spent an additional $800,000 for the remodeling and refurbishing of the building. The accumulated costs through September 30, 1996 have resulted in building work-in-process of $3.6 million. Management anticipates advancing an additional $1.6 million to complete its move to the new location.

-------------------------------------------------------------------------------
                                  (Continued)

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
--------------------------------------------------------------------------------


NOTE 4

On May 28, 1996, the Corporation entered into an Agreement and Plan of Merger (Agreement) with TDI Financial Corporation (TDI) and Alpha Acquisition Corp. (Alpha), a wholly-owned subsidiary of TDI, pursuant to which Alpha will be merged with and into the Corporation.

Under the terms of the Agreement, holders of the Corporation's common stock will receive the right to $60.00 for each share. Any and all shares of the Corporation held as treasury stock shall be canceled and retired without further consideration.

The Agreement was approved by a majority of the Corporation's stockholders on October 19, 1996 and requires the approval of the appropriate regulatory authorities.


-------------------------------------------------------------------------------

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               September 30, 1996
--------------------------------------------------------------------------------

The following discussion focuses on the consolidated financial condition of Security Chicago Corp. (Corporation) and Subsidiary at September 30, 1996 and the consolidated results of operations for the nine months and three months ended September 30, 1996, compared to the same periods in 1995. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of the Corporation and its subsidiary, First Security Bank of Chicago (Bank). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

PROPOSED ACQUISITION

The Corporation entered into an Agreement and Plan of Merger (Agreement) with TDI Financial Corporation (TDI) on May 28, 1996. TDI proposes to offer cash for the common stock of the Corporation. The Agreement was approved by the Corporation's stockholders on October 19, 1996 and is subject to regulatory approval. The Agreement is more fully discussed in Note 4.

RESULTS OF OPERATIONS

Consolidated net income of the Corporation for the third quarter of 1996 totaled $117,000, or $.56 per share, a 38% decrease compared to $189,000, or $0.90 per share, earned for the third quarter of 1995. Net income was $347,000, or $1.66 per share, and $484,000, or $2.31 per share, for the nine months ended
September 30, 1996 and 1995, respectively. The primary factors that led to the $137,000 decrease in 1996 nine-month net income were the decrease in service fee income and increases in interest expense and occupancy and equipment expenses. These expenses in 1996 were somewhat offset by a decrease in other operating expenses. These factors are discussed more fully below.

NET INTEREST INCOME

Interest income increased $12,000 for the nine-month period ended September 30, 1996 compared with the comparable period for 1995, mainly due to a $433,000 increase in federal funds sold income as a result of increased volumes held over the prior period. This is partially offset by a $251,000 decrease in loan income and a $159,000 decrease in securities income, which is primarily due to a decrease in the volume of assets held. The increase in interest income was offset by an increase of $64,000 in interest expense, which is due to increased interest rates and volumes of interest-bearing liabilities. The impact of changes in volumes and rates for interest-earning assets and interest-bearing liabilities is presented in Table 1 for the nine months ended September 30, 1996 and 1995. Table 1 analyzes the change in net interest income, excluding dividend income, on a fully tax equivalent basis using a 34% tax rate.

--------------------------------------------------------------------------------
                                 (Continued)

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               September 30, 1996
--------------------------------------------------------------------------------


                                     Table 1
              Favorable (Unfavorable) Changes In Net Interest Income
                                    (In 000's)
                 Nine Months ended September 30, 1996 over 1995
                 ----------------------------------------------


                                                    Volume     Rate     Total
                                                    ------     ----     -----
      Federal funds sold                            $  457    $  (24)   $  433
      Securities                                      (241)      106      (135)
      Loans                                           (208)      (43)     (251)
                                                    ------    ------    ------
         Total earning assets                            8        39        47


      Deposits                                          88        30       118
      Notes payable                                    (54)        -       (54)
                                                    ------    ------    ------
         Total interest-bearing liabilities             34        30        64
                                                    ------    ------    ------

            Change in net interest income           $  (26)   $   (9)   $  (17)
                                                    ------    ------    ------
                                                    ------    ------    ------

In the above table, income from the Corporation's investment in AMCORE is excluded from net interest income.

PROVISION FOR LOAN LOSSES

Credit quality and collection experience continued to be good in 1996, resulting in no provision for loan losses during the first three quarters of 1996 or 1995.

CHANGES IN NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Service fee income declined $109,000 (22%) and $33,000 (27%) in the 1996 nine-month and three-month periods, respectively, compared to the year earlier periods, principally as a result of a reduction in the minimum balance requirement on deposits held at the Bank and the lost fee income on a single depositor which has increased its balance and reduced its volume of transactions to reduce its service fees. Other income has increased $6,000 for the three-month period ended, compared to the year earlier period, due to an increase in fees on ATM machines. The Bank began charging a fee to non-bank customers for ATM transactions beginning in August 1996.

Operating expenses for the nine months ended September 30, 1996 were comparable to the same nine-month period in 1995. Other operating expenses declined $97,000 for the nine-month period ended September 30, 1996, which was due to the decline in the Federal Deposit Insurance Corporation (FDIC) expense for the period compared to the same nine-month period in 1995. This is due to the FDIC reducing its assessments beginning in the third quarter of 1995 as the Bank Insurance Fund became fully funded. These decreases were offset by increases in salaries

--------------------------------------------------------------------------------
                                  (Continued)

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               September 30, 1996
--------------------------------------------------------------------------------

and employee benefits of $47,000 and occupancy expense of $82,000 for the nine months ended September 30, 1996 compared to the same period in 1995. The increase in salaries and employee benefits was due to higher salaries in 1996 compared to the same period for 1995. The increase in occupancy expense for the period was due to $76,000 of expenses related to the upcoming move to the new location.

PROVISION FOR INCOME TAXES

The provision for income taxes for the nine-month period and three-month period ended September 30, 1996 was $149,000 and $50,000, respectively. This is comparable with the same period for 1995.

FINANCIAL CONDITION

Consolidated total assets aggregated $69 million and $72 million at September 30, 1996 and December 31, 1995, respectively. The decrease in total assets is a direct result of the decrease in deposits. Business demand deposits decreased primarily due to the seasonal nature of the depositors' operations. The purchase of the bank building described in Note 3 of the attached condensed consolidated financial statements caused property, plant, and equipment to increase by $3.5 million. This was primarily funded with the payments received from the due from broker receivable of $4.1 million at December 31, 1995 which was received in 1996. During the nine months ended September 30, 1996, securities held-to-maturity increased by $8.4 million as a result of purchases exceeding maturities. Cash and cash equivalents amounted to $15.1 million at September 30, 1996, which is a strong level of liquidity.

The Corporation's allowance for loan losses was relatively unchanged at $346,000 at September 30, 1996. The allowance represented 1.4% and 1.3% of outstanding loans at September 30, 1996 and December 31, 1995, respectively.

Statement of Financial Accounting Standards (SFAS) No. 114 was adopted on January 1, 1995. Under SFAS 114, as amended by SFAS 118, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in the provision for loan losses. The adoption of SFAS 114 did not have a material impact on the Bank's financial position or results of operations.

--------------------------------------------------------------------------------
                                  (Contined)

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               September 30, 1996
--------------------------------------------------------------------------------

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

The Corporation's equity capital was $8,745,000 at September 30, 1996 compared to $8,460,000 at December 31, 1995. The slight increase was primarily attributable to net income of $347,000 exceeding dividends paid of $85,000. In addition, the Corporation had a net unrealized loss on securities available-for-sale of $71,000 at September 30, 1996 compared to a net unrealized loss of $94,000 at December 31, 1995.

The Bank's regulatory capital position was as follows:


                                         Regulatory
                                         Requirement      9/30/96     12/31/95
                                         -----------      -------     --------

       Risk-based total capital              8.0%          21.87%       22.34%
       Risk-based tier 1 capital             4.0           20.77        21.15
       Tier 1 leveraged capital           4.0 - 5.0         9.95         9.10


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

Net cash outflows resulted primarily from a net decrease in deposits of $4.1 million and purchases of the building for $3.5 million and securities for $ 10.9 million. These were offset by cash inflows resulting primarily from a net decrease in loans of $2.7 million and securities maturities of $6.6 million.

--------------------------------------------------------------------------------
                                  (Continued)

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               September 30, 1996
--------------------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

SFAS 122

Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights", became effective for financial statements issued for fiscal years beginning after December 15, 1995. The pronouncement requires that the fair value of the retained mortgage servicing rights on loans that are sold be recorded as an asset with a corresponding credit to income. The asset will then be amortized over the estimated remaining life of the loan servicing portfolio. The Corporation adopted the standard in 1996, and the impact is not expected to be material as the Corporation currently does not sell loans into the secondary market.

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

--------------------------------------------------------------------------------

                      SECURITY CHICAGO CORP. AND SUBSIDIARY
--------------------------------------------------------------------------------

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     a. A special meeting of the Security Holders of registrant was held on Saturday, October 19, 1996. At that meeting, the Security Holders considered and voted upon the adoption of an Agreement and Plan of Merger providing for the merger of Alpha Acquisition Corp., which is a Delaware corporation and a wholly-owned subsidiary of TDI Financial Corporation, a Delaware corporation, with and into Security Chicago Corp., a Delaware corporation.

     c. The results of the vote were as follows:

        For           176,238
        Against           670
        Absent         31,806

Item 6.   Exhibits and Reports on Form 8-K.

     a. Exhibits - none
     b. Reports on Form 8-K - none



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SECURITY CHICAGO CORP.
                                         (Registrant)


                                         Thomas R. Beverlin
                                         -----------------------
                                         Thomas R. Beverlin
                                         Executive Vice President
                                         November 14, 1996


                                         Sarah G. O'Sullivan
                                         -----------------------
                                         Sarah G. O'Sullivan
                                         Chief Financial Officer
                                         November 14, 1996

--------------------------------------------------------------------------------